Form 10-Q
period 1997-06-30
KENMAR GLOBAL TRUST
filed 1997-08-14
CIK 1019561

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended: June 30, 1997

                        Commission File Number: 333-8869



                               Kenmar Global Trust
             (Exact name of registrant as specified in its charter)



         DELAWARE                                               06-6429854
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (203) 861-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___    No  X__

                              KENMAR, GLOBAL TRUST

                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Statements of Financial Condition as of June 30, 1997 (unaudited)
              and December 31, 1996 (audited)...................................................     3


              Statements of Operations for the Three Months Ended June 30, 1997 and for the
              Six Months Ended June 30, 1997 (unaudited)........................................     4


              Statement of Cash Flows for the Six Months Ended June 30, 1997
              (unaudited).......................................................................     5


              Statement of Changes in Unitholders'  Capital (Net Asset
              Value) for the Six Months Ended June 30, 1997 (unaudited).........................     6


              Notes to Financial Statements (unaudited).........................................  7-13


   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................    14


   Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................    15


PART II - OTHER INFORMATION

   Item 2.    Changes in Securities.............................................................    16


   Item 6.    Exhibits and Reports on Form 8-K..................................................    16


SIGNATURES......................................................................................    16

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 1997 (Unaudited) and December 31, 1996 (Audited)


                                                                       June 30,       December 31,
                                                                         1997             1996
                                                                         ----             ----
ASSETS
   Equity in broker trading accounts
     Cash                                                            $ 5,586,644         $    0
     Net option premiums (received)                                      (32,861)             0
     Unrealized gain on open contracts                                    28,959              0
                                                                     -----------         ------

                  Deposits with brokers                                5,582,742              0

Cash                                                                   2,787,423          2,000
                                                                     -----------         ------

                  Total assets                                       $ 8,370,165         $2,000
                                                                     ===========         ======

LIABILITIES
   Accounts payable                                                  $     4,013         $    0
   Commissions and other trading fees on open contracts                      694              0
   Managing Owner brokerage commissions                                   84,205              0
   Advisor profit shares                                                   4,291              0
   Reimbursable offering costs                                             1,605              0
                                                                     -----------         ------

         Total liabilities                                                94,808              0
                                                                     -----------         ------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
  Managing Owner - 872.2321 and 4.0000 units outstanding at
     June 30, 1997 and December 31, 1996, respectively                    84,958            400
Other Unitholders - 84,088.1842 and 16.0000 units outstanding
    at June 30, 1997 and December 31, 1996, respectively               8,190,399          1,600
                                                                     -----------         ------

         Total unitholders' capital
           (Net Asset Value)                                           8,275,357          2,000
                                                                     -----------         ------

                                                                     $ 8,370,165         $2,000
                                                                     ===========         ======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
                  For the Three Months Ended June 30, 1997 and
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)



                                             Three Months       Six Months
                                                Ended             Ended
                                            June 30, 1997     June 30, 1997
                                            -------------     -------------
INCOME
  Trading gains (losses)
    Realized                                  $(172,371)        $(172,371)
    Changes in unrealized                        28,959            28,959
                                              ---------         ---------

    (Loss) from trading                        (143,412)         (143,412)

  Interest income                                44,960            44,960
                                              ---------         ---------

    Total (loss)                                (98,452)          (98,452)
                                              ---------         ---------

EXPENSES
  Brokerage commissions                           4,077             4,077
  Managing Owner brokerage commissions           84,205            84,205
  Advisor profit shares                           4,291             4,291
  Operating expenses                              4,013             4,013
                                              ---------         ---------

    Total expenses                               96,586            96,586
                                              ---------         ---------

    NET (LOSS)                                $(195,038)        $(195,038)
                                              =========         =========

NET (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)        $   (2.67)        $   (2.67)
                                              =========         =========

(DECREASE) IN NET ASSET VALUE PER UNIT        $   (2.60)        $   (2.60)
                                              =========         =========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)



CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net (loss)                                                     $  (195,038)
       Adjustments to reconcile net (loss) to net
       cash (for) operating activities:
          Net change in unrealized                                      (8,959)
          Increase in accounts payable and accrued expenses             93,203
          Net option premiums received                                  32,861

              Net cash (for) operating activities                      (97,933)
CASH FLOWS FROM FINANCING ACTIVITIES
    Addition of units                                                8,470,000

Net increase in cash                                                 8,372,067

CASH
    Beginning - December 31, 1996                                        2,000
                                                                   -----------

    Ending - June 30, 1997                                         $ 8,374,067
                                                                   ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                  STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                      (NET ASSET VALUE) For the Six Months
                               Ended June 30, 1997
                                   (Unaudited)





                                                                       Unitholders' Capital
                                                         -------------------------------------------------
                                        Total
                                      Number of           Managing            Other
                                        Units               Owner          Unitholders            Total
                                     -----------         ---------         -----------         -----------
Balances at
  December 31, 1996                      20.0000         $     400         $     1,600         $     2,000

Additions                            84,940.4163            86,600           8,383,400           8,470,000

Net (loss) for the six months
  ended June 30, 1997                                       (2,025)           (193,013)           (195,038)

Offering costs                                                 (17)             (1,588)             (1,605)
                                     -----------         ---------         -----------         -----------

Balances at
  June 30, 1997                      84,960.4163         $  84,958         $ 8,190,399         $ 8,275,357
                                     ===========         =========         ===========         ===========

                                                            Net Asset Value Per Unit
                                                         -----------------------------

                                                            June 30,     December 31,
                                                              1997           1996
                                                              ----           ----

                                                             $97.40        $100.00
                                                             ======        =======




                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.   General Description of the Trust

              Kenmar Global Trust (the Trust) is a Delaware business trust which operates as a commodity investment pool. The Trust was formed on July 17, 1996 and commenced trading on May 22, 1997.

         B.   Regulation


              As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the Futures Commission Merchants and interbank market makers (brokers) through which the Trust trades.

         C.   Method of Reporting

              The Trust's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Trust's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase prices and market prices) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers include other trading fees and are charged to expense when contracts are opened.

         D.   Income Taxes

              The Trust prepares calendar year U.S. and state information tax returns and reports to the Unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         E.   Organizational and Initial Offering Costs

              Organizational and initial offering costs (exclusive of selling commissions) of approximately $578,000 were advanced by the Managing Owner. Such costs are charged to the Trust and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Trust's beginning of month Net Asset Value until such amounts are fully reimbursed. Any unreimbursed organizational and initial offering costs as of the date of the Trust's dissolution will not be reimbursed to the Managing Owner.

              The Declaration of Trust and Trust Agreement limits organizational and offering costs, including selling commissions and redemption fees, to 15% of the capital contributions to the Trust.

         F.   Foreign Currency Transactions

              The Trust's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.  MANAGING OWNER

         The Managing Owner of the Trust is Kenmar Advisory Corp., which conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Trust.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 2.  MANAGING OWNER (CONTINUED)

         The Managing Owner is paid monthly brokerage commissions equal to 1/12 of 11% (11% annually) of the Trust's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Trust's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the Advisors. To the extent that certain costs of executing the Trust's trades are paid directly by the Trust, the amount paid to the Managing Owner will be reduced.

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (as defined in the Declaration of Trust and Trust Agreement) as of each fiscal year-end and upon redemption of Units.

Note 3.  COMMODITY TRADING ADVISORS

         The Trust has advisory agreements with various commodity trading advisors, pursuant to which the Trust pays quarterly profit shares of 15% to 25% of Trading Profits (as defined in each Advisory Agreement).

Note 4.  DEPOSITS WITH BROKERS

         The Trust deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Trust earns interest income on its assets deposited with the brokers.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner. The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

         A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Trust are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner.

Note 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Trust engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

         Purchases and sales of futures and options on futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires a commodity broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a commodity broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a commodity broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         The Trust has a substantial portion of its assets on deposit with financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Trust does not require collateral from such financial institutions. Since forward contracts are traded in unregulated markets between principals, the Trust also assumes the risk of loss from counterparty nonperformance.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid.

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the period May 22, 1997 (commencement of trading) to June 30, 1997 and the related fair values as of June 30, 1997 are as follows:


                                                    For the Period
                                                     May 22, 1997
                                                          to                     As of
                                                     June 30, 1997           June 30, 1997
                                                     -------------           -------------
Exchange traded futures and options
           on futures contracts                         $(10,000)                $(7,000)

Forward Contracts                                          4,000                   3,000


         Net trading results from derivatives for the three and six months ended June 30, 1997 are reflected in the statement of operations and consist of the (loss) from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three and six months ended June 30, 1997, the portion of the Managing Owner brokerage commissions that is payable to the brokers was approximately $5,000. Such trading results reflect the net
         (loss) arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Open contracts generally mature within one year; the latest maturity date for open contracts as of June 30, 1997 is June 1998. However, the Trust intends to close all contracts prior to maturity. At June 30, 1997, the notional amount of open contracts is as follows:


                                                              Contracts to      Contracts to
                                                                Purchase            Sell
                                                                --------            ----
         Exchange traded futures contracts and written
            options thereon:
              - Financial instruments                          $35,800,00        $ 9,300,000
              - Metals                                          3,500,000          1,800,000
              - Energy                                                  0            200,000
              - Agricultural                                    1,200,000            600,000
              - Currencies                                      8,200,000          7,400,000

         Forward Contracts:
              - Currencies                                      1,400,000          2,400,000
                                                              -----------        -----------
                                                              $50,100,000        $21,700,000
                                                              ===========        ===========
         Exchange traded purchased options on futures
            contracts:
              - Financial instruments                         $   500,000        $         0
              - Metals                                            400,000            400,000
              - Currencies                                        200,000            800,000
                                                              -----------        -----------
                                                              $ 1,100,000        $ 1,200,000
                                                              ===========        ===========

         The above amounts do not represent the Trust's risk of loss due to market and credit risk, but rather represent the Trust's extent of involvement in derivatives at the date of the statement of financial condition.

         The Managing Owner has established procedures to actively monitor and minimize market and credit risk. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 1997, the statements of operations for the three and six months ended June 30, 1997 and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and cash flows for the six months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The proceeds of the offering of the Units are used by the Trust to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors").

The assets of the Trust are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Trust for the Advisors and are used by the Trust as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

CAPITAL RESOURCES. The Trust does not have, nor does it expect to have, any capital assets. Redemptions and sales of the units of beneficial interest (the "Units") in the future will affect the amount of funds available for trading futures, forwards and options in subsequent periods.

There are three primary factors that affect the Trust capital resources: (i) the trading profit or loss generated by the Advisors (including interest income);
(ii) the capital invested or redeemed by the unitholders of the Trust (the "Unitholders"); and (iii) the capital invested or redeemed by the Trust's managing owner, Kenmar Advisory Corp. ("Kenmar"). Kenmar has maintained, and has agreed to maintain, at all times a ne percent (1%) interest in the Trust. All capital contributions by Kenmar necessary to maintain such capital account balance are evidenced by units of beneficial interest, each of which has an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Kenmar, in its sole discretion, may also contribute any greater amount to the Trust, for which it shall receive, at its option, additional units of beneficial interest or Units at their then-current Net Asset Value (as defined below).

"Net Asset Value" is defined as total assets of the Trust less total liabilities as determined in accordance with generally accepted accounting principles as described in the Trust's Amended and Restated Declaration of Trust and Trust Agreement dated as of December 17, 1996(the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Trust divided by the number of Units outstanding as of the date of determination.

RESULTS OF OPERATIONS. THE Trust incurs substantial charges from the payment of profit shares to the Advisors, incentive fees to Kenmar, reimbursement to Kenmar for its advancing the organizational and initial offering costs of the Trust, brokerage commissions and miscellaneous executions costs and administrative expenses. Such reimbursement and brokerage commissions are payable based upon the Net Asset Value of the Trust and are payable without regard to the profitability of the Trust. As a result, it is possible that the Trust may incur a net loss when trading profits are not substantial enough to avoid depletion of the Trust's assets from such fees and expenses. Thus, due to the nature of the Trust's business, the success of the Trust is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forwards and options sufficient to produce capital appreciation after payment of all fees and expenses. / /

It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Trust can only be discussed in the context of the overall trading activities of the Trust, the Advisors' trading activities on behalf of the Trust as a whole and how the Trust has performed in the past.

The Trust commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Trust for the period from May 22, 1997 through June 30, 1997.

As of June 30, 1997, the Net Asset Value of the Trust was $8,275,357, an increase of approximately 45% from its Net Asset Value of $5,704,100 at the commencement of trading. The Trust's subscriptions and redemptions for the three and six months ended June 30, 1997 totaled $8,470,000 and 0 respectively. For the three and six months ended June 30, 1997, the Trust had income comprised of $(172,371) in realized trading losses, $28,959 in unrealized trading gains, and ($44,960) in interest income. Total expenses for the three and six months ended June 30, 1997 were $96,586. The Net loss for the three and six months ended June 30, 1997 was $(195,038). The Trust's negative performance for the three and six months ended June 30, 1997 resulted primarily from losses in Japanese interest rates, petroleums, grains and metals..

PAST PERFORMANCE IS NOT INDICATIVE OF FUTURE RESULTS. AS A RESULT, ANY RECENT INCREASES IN REALIZED OR UNREALIZED TRADING GAINS MAY HAVE NO BEARING ON ANY RESULTS THAT MAY BE OBTAINED IN THE FUTURE.

LIQUIDITY. Units may be redeemed, at a Unitholder's option, as of the close of business on the last day of any month beginning with the end of the sixth month after their sale. Units are redeemed at Net Asset Value, subject to redemption charges of 3% and 2%, respectively, for Units redeemed on and after the end of the sixth month through the end of the twelfth month after sale and from the end of the twelfth month through the end of the eighteenth month after their sale.

With respect to the Trust's trading, in general, the Trust's Advisors will endeavor to trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Trust is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Trust may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Trust to make or take delivery of the underlying interest of the commodity.

In addition, certain Advisors trade on futures markets outside the United States on behalf of the Trust. Certain foreign exchanges may be substantially more prone to periods of illiquidity than United States exchanges. Further, certain Advisors trade forward contracts which are not traded on exchanges; rather banks and dealers act as principals in these markets. The Commodity Futures Trading Commission does not regulate trading on non-U.S. futures markets or in forward contracts.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934) that are based on the beliefs of the Trust, as well as assumptions made by, and information currently available to, the Trust. A number of important factors should cause the Trust's actual results, performance or achievements for 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in the changes in the Trust's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Trust's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Trust as well as the volatility and liquidity of the markets in which the financial instruments are traded.

Kenmar has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Trust, calculating the Net Asset Value of the Advisors respective Trust accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and on an overall Trust basis. While Kenmar will not itself intervene in the markets to hedge or diversify the Trust's market exposure, Kenmar may urge Advisors to reallocate positions, or itself reallocate Trust assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, Kenmar's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES.

On December 17, 1996, the Trust commenced offering Units in a public offering under the Securities Act of 1933. The Trust commenced trading operations on May 22, 1997. Units are offered at Net Asset Value as of the last day of each month. The minimum investment is 50 Units (or, if less, $5,000), except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) Unitholders subscribing for additional Units, where the minimum investment is 20 Units (or, if less, $2,000). Investments in excess of these minimums are permitted in $100 increments.

During the second quarter of 1997, 84,960.4163 Units were sold for a total of $8,472,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.   EXHIBITS.
                   Financial Data Schedule.


         B.   REPORTS ON FORM 8-K.
                   None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KENMAR GLOBAL TRUST

                                       By: Kenmar Advisory Corp., managing owner


Dated:  August 13, 1997           By:  /s/ Robert L. Cruikshank
                                       ------------------------
                                            Robert L. Cruikshank
                                            Executive Vice President
                                            (Duly Authorized Officer
                                            of Kenmar)




Dated:  August 13, 1997           By:  /s/ Thomas J. DiVuolo
                                       ---------------------
                                            Thomas J. DiVuolo
                                            Senior Vice President
                                            (Principal Financial and Accounting
                                            Officer of the Registrant)