Form 10-Q/A
period 1997-06-30
KENMAR GLOBAL TRUST
filed 1997-08-18
CIK 1019561

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 Form 10-Q/A
                               Amendment No. 1


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
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)



CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net (loss)                                                     $  (195,038)
       Adjustments to reconcile net (loss) to net
       cash (for) operating activities:
          Net change in unrealized                                     (28,959)
          Increase in accounts payable and accrued expenses             93,203
          Net option premiums received                                  32,861

              Net cash (for) operating activities                      (97,933)
CASH FLOWS FROM FINANCING ACTIVITIES
    Addition of units                                                8,470,000

Net increase in cash                                                 8,372,067

CASH
    Beginning - December 31, 1996                                        2,000
                                                                   -----------

    Ending - June 30, 1997                                         $ 8,374,067
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


                                  KENMAR GLOBAL TRUST

                                       By: Kenmar Advisory Corp., managing owner


Dated:  August 18, 1997           By:  /s/ Robert L. Cruikshank
                                       ------------------------
                                            Robert L. Cruikshank
                                            Executive Vice President
                                            (Duly Authorized Officer
                                            of Kenmar)




Dated:  August 18, 1997           By:  /s/ Thomas J. DiVuolo
                                       ---------------------
                                            Thomas J. DiVuolo
                                            Senior Vice President
                                            (Principal Financial and Accounting
                                            Officer of the Registrant)