Form 10-Q
period 1997-09-30
KENMAR GLOBAL TRUST
filed 1997-11-13
CIK 1019561

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 1997
                        Commission File Number: 333-8869



                               Kenmar Global Trust
             (Exact name of registrant as specified in its charter)



         Delaware                                           06-6429854
         --------                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

       Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (203) 861-1000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X__

                              KENMAR, GLOBAL TRUST
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Statements of Financial Condition as of September 30, 1997
          (unaudited) and December 31, 1996 (audited)..........................3


          Statements of Operations for the Three Months Ended September
          30, 1997, for the Nine Months Ended September 30, 1997 and for
          the Period July 17, 1996 (inception) to
          September 30, 1996 (unaudited) ......................................4


          Statement of Cash Flows for the Nine Months Ended September
          30, 1997 and for the Period July 17, 1996 (inception) to
          Septemper 30, 1996 (unaudited).......................................5


          Statement of Changes in Unitholders' Capital (Net Asset Value)
          for the Nine Months Ended September 30, 1997 and for the
          Period July 17, 1996 (inception) to
          September 30, 1996  (unaudited)......................................6


          Notes to Financial Statements (unaudited).........................7-13


  Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................14


  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........15


          PART II - OTHER INFORMATION

  Item 2. Changes in Securities...............................................16


  Item 6. Exhibits and Reports on Form 8-K....................................16


SIGNATURES....................................................................16

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 1997 (Unaudited) and December 31, 1996 (Audited)


                                                                    September 30,  December 31,
                                                                        1997           1996
                                                                    ------------   ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                         $ 10,004,683   $          0
       Net option premiums (received)                                    (20,725)             0
       Unrealized gain on open contracts                                 322,915              0
                                                                    ------------   ------------
              Deposits with brokers                                   10,306,873              0
    Cash                                                               1,317,102          2,000
                                                                    ------------   ------------
              Total assets                                          $ 11,623,975   $      2,000
                                                                    ============   ============
LIABILITIES
    Commissions and other trading fees on open contracts            $      5,233   $          0
    Managing Owner brokerage commissions                                 168,952              0
    Advisor profit shares                                                 51,232              0
    Reimbursable offering costs                                           73,247              0
                                                                    ------------   ------------
              Total liabilities                                          298,664              0
                                                                    ------------   ------------
UNITHOLDERS' CAPITAL (Net Asset Value)
    Managing Owner - 1,157.3108 and 4.0000 units outstanding at
       September 30, 1997 and December 31, 1996, respectively            115,549            400
    Other Unitholders - 112,273.8874 and 16.0000 units outstanding
       at September 30, 1997 and December 31, 1996, respectively      11,209,762          1,600
                                                                    ------------   ------------
              Total unitholders' capital
                  (Net Asset Value)                                   11,325,311          2,000
                                                                    ------------   ------------
                                                                    $ 11,623,975   $      2,000
                                                                    ============   ============


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                             STATEMENT OF OPERATIONS
                 For the Three Months Ended September 30, 1997,
                For the Nine Months Ended September 30, 1997 and
         For the Period July 17, 1996 (inception) to September 30, 1996
                                   (Unaudited)


                                             Three Months            Nine Months          July 17, 1996
                                                Ended                   Ended            (inception) to
                                          September 30, 1997     September 30, 1997    September 30, 1996
                                          ------------------     ------------------    ------------------
INCOME
    Trading gains (losses)
       Realized                                $ 146,520             $ (25,851)             $       0
       Change in unrealized                      293,956               322,915                      0
                                               ---------             ---------              ---------
          Gain from trading                      440,476               297,064                      0
    Interest income                              106,345               151,305                      0
                                               ---------             ---------              ---------
          Total income                           546,821               448,369                      0
                                               ---------             ---------              ---------
EXPENSES
    Brokerage commissions                         19,384                23,461                      0
    Managing Owner brokerage commissions         253,818               338,023                      0
    Advisor profit shares                         51,232                55,523                      0
    Operating expenses                            12,420                16,433                      0
                                               ---------             ---------              ---------
          Total expenses                         336,854               433,440                      0
                                               ---------             ---------              ---------
          NET INCOME                           $ 209,967             $  14,929              $       0
                                               =========             =========              =========
NET INCOME PER UNIT
    (based on weighted average number of
    units outstanding during the period)       $    2.12             $     .16              $       0
                                               =========             =========              =========
INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                             $    2.44             $    (.16)             $       0
                                               =========             =========              =========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                             STATEMENT OF CASH FLOWS
                For the Nine Months Ended September 30, 1997 and
         For the Period July 17, 1996 (inception) to September 30, 1996
                                   (Unaudited)


                                                      Nine Months          July 17, 1996
                                                        Ended              (inception) to
                                                  September 30, 1997     September 30, 1996
                                                  ------------------     ------------------
Cash flows from (for) operating activities
    Net income                                       $     14,929           $          0
       Adjustments to reconcile net income to net
       cash (for) operating activities:
          Net change in unrealized                       (322,915)                     0
          Increase in accrued expenses                    225,417                      0
          Net option premiums received                     20,725                      0
                                                     ------------           ------------

              Net cash (for) operating activities         (61,844)                     0
                                                     ------------           ------------

Cash flows from (for) financing activities
    Addition of units                                  11,387,259                  2,000
    Offering costs paid                                    (5,630)                     0
                                                     ------------           ------------
              Net cash from financing activities       11,381,629                  2,000
                                                     ------------           ------------
Net increase in cash                                   11,319,785                  2,000
                                                     ============           ============

Cash
    Beginning of period                                     2,000                      0
                                                     ------------           ------------
    End of period                                    $ 11,321,785           $      2,000
                                                     ============           ============
End of period cash consists of:
    Cash in broker trading accounts                  $ 10,004,683           $          0
    Cash                                                1,317,102                  2,000
                                                     ------------           ------------
              Total end of period cash               $ 11,321,785           $      2,000
                                                     ============           ============

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                For the Nine Months Ended September 30, 1997 and
         For the Period July 17, 1996 (inception) to September 30, 1996
                                   (Unaudited)


                                                             Unitholders' Capital
                                                 ----------------------------------------------
                                   Total
                                 Number of          Managing         Other
                                   Units             Owner        Unitholders         Total
                                ------------     ------------     ------------     ------------
Nine Months Ended
September 30, 1997
Balances at
   December 31, 1996                 20.0000     $        400     $      1,600     $      2,000
Additions                       113,411.1982          115,800       11,271,459       11,387,259
Net income for the nine
    months ended
    September 30, 1997                                    157           14,772           14,929
Offering costs                                           (808)         (78,069)         (78,877)
                                ------------     ------------     ------------     ------------
Balances at
  September 30, 1997            113,431.1982     $    115,549     $ 11,209,762     $ 11,325,311
                                ============     ============     ============     ============
July 17, 1996 (inception) to
         September 30, 1996
Balances at July 17, 1996
    (inception)                       0.0000     $          0     $          0     $          0
Additions                            20.0000              400            1,600            2,000
                                ------------     ------------     ------------     ------------
Balances at
    September 30, 1996               20.0000     $        400     $      1,600     $      2,000
                                ============     ============     ============     ============


                                                            Net Asset Value Per Unit
                                                 ------------------------------------------------
                                                 September 30,    December 31,      September 30,
                                                     1997              1996             1996
                                                 -------------    ------------      -------------
                                                    $99.84       s    $100.00           $100.00
                                                    ======           =======           =======

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

Note 3. COMMODITY TRADING ADVISORS

        The Trust has advisory agreements with various commodity trading advisors, pursuant to which the Trust pays quarterly profit shares of 15% to 20% of Trading Profits (as defined in each Advisory Agreement).

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

        The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the period May 22, 1997 (commencement of trading) to September 30, 1997 and the related fair values as of September 30, 1997 are as follows:

                                                 For the Period
                                                  May 22, 1997
                                                       to                   As of
                                               September 30, 1997    September 30, 1997
                                               ------------------    ------------------
        Exchange traded futures and options
           on futures contracts                       $240,000              $310,000
        Forward contracts                               50,000                (8,000)

        Net trading results from derivatives for the three and nine months ended September 30, 1997 are reflected in the statement of operations and consist of the gain from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three and nine months ended September 30, 1997, the portion of the Managing Owner brokerage commissions that is payable to the brokers was approximately $15,000 and $20,000, respectively. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        Open contracts generally mature within one year; the latest maturity date for open contracts as of September 30, 1997 is June 1998. However, the Trust intends to close all contracts prior to maturity. At September 30, 1997, the notional amount of open contracts is as follows:

                                                                         Contracts to    Contracts to
                                                                           Purchase          Sell
                                                                           --------          ----
        Exchange traded futures contracts and written options thereon:
           - Financial instruments                                        $43,700,000    $22,400,000
           - Metals                                                         4,500,000      3,000,000
           - Energy                                                         1,300,000              0
           - Agricultural                                                     700,000      1,800,000
           - Currencies                                                     9,300,000     10,600,000

        Forward Contracts:
           - Currencies                                                             0        600,000
                                                                          -----------    -----------

                                                                          $59,500,000    $38,400,000
                                                                          ===========    ===========

        Exchange traded purchased options on futures contracts:
           - Financial instruments                                        $         0    $   300,000
           - Metals                                                           100,000        200,000
                                                                          -----------    -----------

                                                                          $   100,000    $   500,000
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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 1997, the statements of operations for the three and nine months ended September 30, 1997 and for the period July 17, 1996 (inception) to September 30, 1996 and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 1997 and for the period July 17, 1996 (inception) to September 30, 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and for the period July 17, 1996 (inception) to September 30, 1996 and cash flows for the nine months ended September 30, 1997 and for the period July 17, 1996 (inception) to September 30, 1996.

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

There are three primary factors that affect the Trust's capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the unitholders of the Trust (the "Unitholders"); and (iii) the capital invested or redeemed by the Trust's managing owner, Kenmar Advisory Corp. ("Kenmar"). Kenmar has maintained, and has agreed to maintain, at all times one percent (1%) interest in the Trust. All capital contributions by Kenmar necessary to maintain such capital account balance are evidenced by units of beneficial interest, each of which has an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Kenmar, in its sole discretion, may also contribute any greater amount to the Trust, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

"Net Asset Value" is defined as total assets of the Trust less total liabilities as determined in accordance with generally accepted accounting principles as described in the Trust's Amended and Restated Declaration of Trust and Trust Agreement dated as of December 17, 1996 (the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Trust divided by the number of Units outstanding as of the date of determination.

Results of Operations. The Trust incurs substantial charges from the payment of profit shares to the Advisors, incentive fees to Kenmar, reimbursement to Kenmar for its advancing the organizational and initial offering costs of the Trust, brokerage commissions and miscellaneous executions costs and administrative expenses. Such reimbursement and brokerage commissions are payable based upon the Net Asset Value of the Trust and are payable without regard to the profitability of the Trust. As a result, it is possible that the Trust may incur a net loss when trading profits are not substantial enough to avoid depletion of the Trust's assets from such fees and expenses. Thus, due to the nature of the Trust's business, the success of the Trust is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forwards and options sufficient to produce capital appreciation after payment of all fees and expenses.|_|

It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Trust can only be discussed in the context of the overall trading activities of the Trust, the Advisors' trading activities on behalf of the Trust as a whole and how the Trust has performed in the past.

The Trust commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Trust for the period from May 22, 1997 through September 30, 1997.

As of September 30, 1997, the Net Asset Value of the Trust was $11,325,311, an increase of approximately 36.86% from its Net Asset Value of $8,275,357 at June 30, 1997. The Trust's subscriptions and redemptions for the quarter ended September 30, 1997 totaled $2,917,259 and $0, respectively. For the quarter ended September 30, 1997, the Trust had revenues comprised of $146,520 in realized trading gains, $293,956 in change in unrealized trading gains, and $106,345 in interest income. Total expenses for the quarter ended September 30, 1997 were $336,854. The Net Income for the quarter ended September 30, 1997 was $209,957. The Net Asset Value per Unit at September 30, 1997 increased 2.51% from $97.40 at June 30, 1997 to $99.84 at September 30, 1997.

As of September 30, 1997 the Net Asset Value of the Trust was $11,325,311, an increase of approximately 98.55% from its Net Asset Value of $5,704,100 at the commencement of trading. The Trust's subscriptions and redemptions for the nine months ended September 30, 1997 totaled $11,387,259 and $0, respectively. For the nine months ended September 30, 1997 the Trust had revenues comprised of ($25,851) in realized trading losses, $322,915 in change in unrealized trading gains and $151,305 in interest income. Total expenses for the nine months ended September 30, 1997 were $433,440. The Net Income for nine months ended

September 30, 1997 was $14,929. The Net Asset Value per Unit at September 30, 1997 decreased (.16%) from $100.00 at December 31, 1996 to $99.84 at September 30, 1997.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Liquidity. Units may be redeemed, at a Unitholder's option, as of the close of business on the last day of any month beginning with the end of the sixth month after their sale. Units are redeemed at Net Asset Value, subject to redemption charges of 3% and 2%, respectively, for Units redeemed on and after the end of the sixth month through the end of the twelfth month after sale and from the end of the twelfth month through the end of the eighteenth month after sale.

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

Kenmar has procedures in place intended to control the Trust's exposure to market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Trust, calculating the Net Asset Value of the Advisors respective Trust accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and on an overall Trust basis. While Kenmar will not itself intervene in the markets to hedge or diversify the Trust's market exposure, Kenmar may urge Advisors to reallocate positions, or itself reallocate Trust assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, Kenmar's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

During the third quarter of 1997, 28,470.7820 Units were sold for a total of $2,917,259.04.

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


                              KENMAR GLOBAL TRUST

                                  By:      Kenmar Advisory Corp., managing owner


Dated:  November 13, 1997         By:      /s/ Robert L. Cruikshank
                                           ------------------------
                                           Robert L. Cruikshank
                                           Executive Vice President
                                           (Duly Authorized Officer
                                           of Kenmar)




Dated:  Novemebr 13, 1997         By:      /s/ Thomas J. DiVuolo
                                           ---------------------
                                           Thomas J. DiVuolo
                                           Senior Vice President
                                           (Principal Financial and Accounting
                                           Officer of the Registrant)