Form 10-K405
period 1997-12-31
KENMAR GLOBAL TRUST
filed 1998-03-31
CIK 1019561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 333-8869

                               KENMAR GLOBAL TRUST
             (Exact name of registrant as specified in its charter)

                 Delaware                               06-6429854
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

       Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
               (Address of principal executive offices)         (zip code)

       Registrant's telephone number, including area code: (203) 861-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Units of Beneficial Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the voting securities of the registrant are held by non-affiliates of the registrant.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

(a) General Development of Business:

Kenmar Global Trust (the "Trust") is a Delaware business trust that operates as a commodity investment pool. The Trust was formed on July 17, 1996 and commenced trading on May 22, 1997. The Trust maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The proceeds of the offering of the Units are used by the Trust to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors"). The assets of the Trust are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Trust for the Advisors and are used by the Trust as margin to engage in trading.

Units of beneficial interest are offered for sale as of the last day of each month at the then-current Net Asset Value per Unit. The minimum investment is 50 Units (or, if less, $5,000), except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) Unitholders subscribing for additional Units, where the minimum investment is 20 Units (or, if less, $2,000). Investors receive a Prospectus that sets forth the material terms of the investment. The Prospectus is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the National Futures Association (the "NFA") and the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

The Trust's managing owner is Kenmar Advisory Corp. ("Kenmar"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. Kenmar is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Kenmar.

The Trust itself does not have any employees. Rather, Kenmar employs 38 persons (as of March 15, 1998) and provides the Trust with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

The Trust is managed by Kenmar Advisory Corp. Kenmar: (i) selects the Trust's Clearing Brokers and Selling Agents and selects and monitors the Advisors; (ii) allocates and/or reallocates Trust assets among the Advisors; (iii) determines if an Advisor should be removed or replaced; (iv) negotiates advisory fees; and
(v) performs such other services as Kenmar believes that the Trust may from time to time require.

(b) Financial Information about Industry Segments:

      The Trust's business constitutes only one segment for financial reporting purposes, i.e., a commodity investment pool.

(c) Narrative Description of Business:

General

Kenmar believes that the most effective means of controlling the risks of the Trust's futures, forward and options trading is through a diversified portfolio of Advisors. An important part of this strategy focuses on controlling risk by combining Advisors who employ diverse trading methodologies -- such as technical, fundamental, systematic, trend-following, discretionary or mathematical -- and who exhibit diverse performance characteristics. The objective of this strategy is to construct a portfolio of Advisors whose combined performance best meets the investment aim of the Trust to achieve superior returns within appropriately defined parameters of risk.

The process of selecting Advisors is an ongoing one--Kenmar continuously analyzes qualitatively and quantitatively the performance and trading characteristics of the current and prospective Advisors in an effort to determine which Advisors are best suited to Kenmar's perception of the current market environment. Based upon such continuing analysis, Kenmar will reallocate assets among the Advisors or change the portfolio of Advisors when Kenmar's perception of the trading environment or an Advisor's individual performance indicates to Kenmar that such change or changes are appropriate.

Kenmar believes that its ability to manage successfully the risks of futures and related investments is dependent upon a willingness to act decisively and a management style that identifies shifting market trends. Therefore, when Kenmar's perception of market conditions and/or individual Advisor performance suggests that an alternative trading style or methodology might be better suited to Kenmar's perception of the current market environment, Kenmar may alter the portfolio of Advisors or the allocation of assets among the Advisors without prior notice to, or the approval of, the Unitholders.

Advisor Summaries

Set forth below is a brief description of the portfolio of Advisors trading for the Trust as of March 15, 1998.

Chesapeake Capital Corporation

Chesapeake Capital Corporation relies primarily on technical analysis, using multiple systems and timeframes. The trading methodologies employed by Chesapeake Capital Corporation are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques which are quantitative and proprietary in nature. In addition to such mathematical evaluations, Chesapeake Capital Corporation employs a technique of technical analysis generally known as "charting" in order to attempt to determine optimal support and resistance levels and entry and exit points in the various markets. Chesapeake Capital Corporation also makes extensive use of internally-generated market information, which includes, but is not limited to, price volatility, open interest, daily price action, volume and market psychology or sentiment.

The profitability of Chesapeake Capital Corporation's trading programs, traded pursuant to technical analysis emphasizing mathematical and charting approaches, will depend upon the occurrence in the future, as in the past, of major trends in some markets. Chesapeake Capital Corporation trades its Diversified Trading Program on behalf of the Trust. The Diversified Trading Program emphasizes a maximum range of diversification, with a global portfolio of futures, forward and cash markets which includes, but is not limited to, agricultural products, metals, currencies, financial instruments, and stock, financial and economic indices.

Dreiss Research Corporation

Dreiss Research Corporation utilizes a trend-following system, which is technical in nature and ignores news, weather, politics and other fundamental factors except as they are reflected in the markets.

The technical basis for the trading method is the fractal decomposition of weekly price patterns. This analysis identifies turning points for constructing trend lines and determining support and resistance, which are then combined in a system which generates specific trading signals. Signals are then screened by a unique Choppiness Index which may then be used to adjust the proximity of entry and exit signals. Dreiss Research Corporation trades a diversified portfolio of futures contracts representing most major commodity groups (i.e., agriculture, currencies, energy, equity indexes, interest rates, livestock, metals and softs).

Hyman Beck & Company, Inc.

Hyman Beck & Company, Inc. relies primarily on technical analysis. The trading methodologies employed by Hyman Beck & Company, Inc. are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques which are quantitative and proprietary in nature. Hyman Beck & Company, Inc. trades its Global Portfolio on behalf of the Trust, relying on long-term, technical trend-following analysis. The Global Portfolio trades a portfolio of over 30 futures and forward markets worldwide with a concentration in world interest rate and other financial markets.

Willowbridge Associates Inc.

Willowbridge Associates Inc. utilizes its XLIM Trading Approach on behalf of the Trust. The XLIM Trading Approach is traded on a discretionary basis by Philip L. Yang. Trading decisions are based primarily on Mr. Yang's analysis of technical factors, fundamentals and market action. The XLIM Trading Approach trades are selected from a wide variety of futures contracts, forwards, spot and options contracts on United States and international markets, including but not limited to, financial instruments, currencies, precious and base metals and agricultural commodities. Mr. Yang reserves the right to change the portfolio composition of the XLIM Trading Approach.

Witter & Lester, Inc.

Witter & Lester, Inc. trades its Redstone Program on behalf of the Trust, trading only the S&P 500 Stock Index futures contract. The Redstone Program stems from a research effort begun in 1993 to automate the interpretation of traditional Witter & Lester, Inc. market analysis. Witter & Lester, Inc.'s stock market model is based on pattern recognition of the following nine indicators:

            1) Candlestick theory           6) Put/Call ratio
            2) Climax Indicator             7) Seasonal variable
            3) Volume trends                8) TRIN
            4) Momentum                     9) Valuation/Sentiment
            5) New high/lows

Each day the market timing model produces a rating (bullish or bearish). This daily analysis drives the degree of long or short exposure taken in the program each day. Positions are built using a combination of stock index futures and options.

Use of Proceeds

The proceeds of the offering of the Units are used by the Trust to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to the Advisors.

To the extent the Trust trades in futures contracts on U.S. exchanges, the assets deposited by the Trust with its Clearing Brokers as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments -- principally U.S. government obligations.

To the extent that the Trust trades in futures, forward, options and related contracts on markets other than regulated U.S. futures exchanges, funds deposited to margin positions held on such exchanges are invested in bank deposits or in instruments of a credit standing generally comparable to those authorized by the CFTC for investment of "customer segregated funds," although applicable CFTC rules prohibit funds employed in trading on foreign exchanges from being deposited in "customer segregated fund accounts."

Although the percentages set forth below may vary substantially over time, Kenmar estimates that:

      (i) up to approximately 83% of the Net Asset Value of the Trust will be placed with the Clearing Broker in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules; and

      (ii) up to approximately 17% of the Trust's assets will be used to margin foreign futures contracts.

In addition, assets of the Trust not required to margin positions may be maintained in United States bank accounts opened in the name of the Trust and may be held in United States Treasury bills (or other securities approved by the CFTC for investment of customer funds).

The Trust receives all of the interest income earned on its assets.

                                "Breakeven Table"

The "Breakeven Table" below indicates the approximate percentage and dollar returns required for the redemption value of an initial $5,000 investment in the Units to equal the amount originally invested twelve months after issuance (assuming the Units are redeemed during months 7-12 and, therefore, are subject to a 3% redemption charge).

The "Breakeven Table," as presented, is not affected by the size of the Trust. The Trust's capitalization does not directly affect the level of its charges as a percentage of Net Asset Value, as the Trust has no fixed dollar amount, as opposed to (i) percentage of assets, (ii) percentage of profits or (iii) per-trade costs (each of which will, or should, equal approximately the same percentage of the Trust's equity, whatever its size), other than administrative expenses (which are assumed in the "Breakeven Table" to equal the maximum estimated percentage of the Trust's average beginning of month Net Assets). In order for Column II in the "Breakeven Table" to present absolute dollar amount "breakeven" figures, it has been assumed that the average beginning of month Net Assets attributable to an initial investment during the twelve-month "breakeven" period equals the amount of such initial investment. This is, in fact, unlikely to be the case.

                                "Breakeven Table"

--------------------------------------------------------------------------------------------
                                                                       Dollar Return
                EXPENSES (1)                 Percentage Return           Required
            WHICH MUST BE OFFSET                 Required        ($5,000 Initial Investment)
               TO "BREAK EVEN"              First Twelve Months     First Twelve Months
                                               of Investment           of Investment
--------------------------------------------------------------------------------------------
Brokerage Commissions (2)                          11.00%                 $550.00
--------------------------------------------------------------------------------------------
Administrative Expenses (3)                         0.50%                  $25.00
--------------------------------------------------------------------------------------------
Miscellaneous Execution Costs (4)                   0.25%                  $12.50
--------------------------------------------------------------------------------------------
Advisors' Profit Shares (5)                         2.00%                 $100.00
--------------------------------------------------------------------------------------------
Kenmar Incentive Fee (6)                            0.15%                   $7.50
--------------------------------------------------------------------------------------------
Organizational and Initial Offering Cost
Reimbursement (7)                                   2.40%                 $120.00
--------------------------------------------------------------------------------------------
Redemption Charge (8)                               3.10%                 $155.00
--------------------------------------------------------------------------------------------
Interest Income (9)                                (5.00)%               $(250.00)
--------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL
INVESTMENT REQUIRED FOR
"BREAK EVEN"                                       14.40%                 $720.00
--------------------------------------------------------------------------------------------

Notes to "Breakeven Table"

      (1) See "Description of Current Charges" for an explanation of the expenses included in the "Breakeven Table."

      (2) Paid to Kenmar each month. Kenmar pays all floor brokerage, exchange, clearing and NFA fees, selling compensation, trailing commissions and Consulting Fees from this amount.

      (3) Administrative expenses are paid as incurred, but for this "Breakeven Table" such expenses are assumed to be the maximum estimated amount.

      (4) Estimated; paid on a per-transaction basis. "Bid-ask" spreads are not included due to the difficulty of determining such spreads, which may constitute a significant cost to the Trust.

      (5) Profit Shares are calculated quarterly on the basis of each Advisor's individual performance, not the overall performance of the Trust. Consequently, it is not possible to determine the amount of Profit Shares, if any, that would be payable in a "breakeven" year. Kenmar believes that 2.00% of average beginning of month Net Assets is a reasonable estimate for such Profit Shares, but the actual Profit Shares paid in a "breakeven" year could substantially exceed such estimate.

      (6) No Incentive Fee might, in fact, be due despite the approximately 3.1% Net Asset Value gain necessary to offset the redemption charge of $155 (based on an initial $5,000 investment). However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain.

      (7) Reimbursed to Kenmar at the rate of 0.2% of beginning of month Net Assets each month.

      (8) Redemption charges for purposes of this "breakeven" analysis equal 3.1% of the initial $5,000 investment because these charges would equal 3% of the $5,155 Net Asset Value required so that after subtraction of the 3% redemption charge, the investor would receive net redemption proceeds of $5,000.

      (9)   Interest income is estimated based on current rates.

                         Description of Current Charges

Recipient          Nature of Payment                    Amount of Payment
---------          -----------------                    -----------------
Kenmar             Reimbursement of organizational      Kenmar has advanced total costs
                   and initial offering costs           of approximately $578,000, which
                                                        costs may be reduced by up to
                                                        $50,000 if certain benchmarks
                                                        are not reached. Such advanced
                                                        costs are being reimbursed to
                                                        Kenmar in monthly installments
                                                        of 0.2% of the Trust's beginning
                                                        of month Net Assets.

Kenmar             Brokerage commissions                Flat-rate monthly commissions of
                                                        0.917% of the Trust's beginning
                                                        of month Net Assets (an 11%
                                                        annual rate). Such commissions
                                                        cover all floor brokerage,
                                                        exchange, clearing and NFA fees
                                                        incurred in the Trust's trading.

Third Parties      Miscellaneous execution costs        Paid as incurred; not
                                                        anticipated to exceed 0.25% of
                                                        average beginning of month Net
                                                        Assets per year.

Counterparties     "Bid-ask" spreads                    Each counterparty with which the
                                                        Trust trades receives "bid-ask"
                                                        spreads on the forward trades
                                                        executed on behalf of the Trust.

Advisors           Profit Shares                        Paid by the Trust on a quarterly
                                                        basis (although accrued against
                                                        Net Asset Value per Unit
                                                        monthly). Each initial Advisor's
                                                        Profit Share is determined based
                                                        on any New Trading Profit (as
                                                        defined) generated by such
                                                        Advisor. New Trading Profit in
                                                        respect of each Advisor's
                                                        account is calculated after
                                                        reduction for brokerage
                                                        commissions at an annual rate of
                                                        4.5% -- 7.0%, rather than at an
                                                        11% annual rate, and execution
                                                        costs actually incurred (other
                                                        than floor brokerage, exchange,
                                                        clearing and NFA fees). New
                                                        Trading Profit is not reduced by
                                                        any Incentive Fee, administrative
                                                        expenses or organizational and
                                                        initial offering costs (or
                                                        extraordinary expenses). The
                                                        Profit Shares are payable
                                                        separately to each Advisor
                                                        based on its individual
                                                        performance, not overall
                                                        profits of the Trust. Units
                                                        may be subject to reduction
                                                        for Profit Shares attributable
                                                        to a particular Advisor even
                                                        though the Net Asset Value per
                                                        Unit has declined from the
                                                        purchase price of such Units.

                    Description of Current Charges Continued

Kenmar             Incentive Fee                        Paid by the Trust as a whole on
                                                        an annual basis (although
                                                        accrued against Net Asset Value
                                                        per Unit monthly). The Incentive
                                                        Fee equals 5% of any New Overall
                                                        Appreciation (as defined). An
                                                        Incentive Fee may be allocated
                                                        even though the Net Asset Value
                                                        per Unit has declined from the
                                                        purchase price of such Units.

Third Parties      Administrative costs                 Paid as incurred; not anticipated
                                                        to exceed 0.50% of the Trust's
                                                        average beginning of month Net
                                                        Assets per year.

Third Parties      Reimbursement of delivery,           Actual payments to third parties;
                   insurance, storage and any           expected to be negligible.
                   other extraordinary expenses;
                   taxes (if any)

Regulation

Kenmar, the Advisors and the Clearing Brokers are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Trust itself is generally not subject to regulation by the Securities and Exchange Commission.

Item 2. Properties

The Trust does not use any physical properties in the conduct of its business.

The Trust's only place of business is the place of business of Kenmar. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. which is located at Two Worlds Fair Drive, P.O. Box 6741, Somerset, New Jersey 08875-6741.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Trust or Kenmar is a party.

Item 4. Submission of Matters to a Vote of Security Holders

The Trust has never submitted any matters to a vote of its Unitholders.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)      Market Information:

         There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b)      Holders:

         As of December 31, 1997, there were 492 holders of Units, including Kenmar and the Advisors. As of December 31, 1997, Robert L. Cruikshank owned 1,000 Units, Marc S. Goodman owned 52.8321 Units in his individual retirement account and Kenmar owned 1258.4577 Units.

(c)      Dividends:

         The Trust has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

Item 6. Selected Financial Data

The following selected financial data of the Trust has been derived from the Trust's audited financial statements

                                     Year Ended                       Period Ended
                                      12/31/97                          12/31/96
                                      ---------  ---------  ---------  ------------
Operations Data:
Realized Gains (Losses)............   $(162,443)                              0
Change in Unrealized...............     838,321                               0
Interest Income....................     293,033                               0
Brokerage Commissions..............      45,814                               0
Management Owner Brokerage
Commissions........................     631,403                               0
Advisor Profit Shares .............     106,886                               0
Operating Expenses.................      58,398                               0
Net Income.........................     126,410                               0
Net Income Per Unit (Based on
Weighted Average Number of
Units Outstanding).................        1.24                               0
Increase in Net Asset Value Per
Unit...............................        0.10                               0


                                      12/31/97                         12/31/96
                                      ---------  ---------  ---------  ---------
Financial Position Data:
Managing Owner's Capital             $   125,970                            400
Other Unitholders' Capital            12,251,351                          1,600
Total Capital                         12,377,321                          2,000
Net Asset Value Per Unit                  100.10                         100.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The proceeds of the offering of the Units are used by the Trust to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to the Advisors. The assets of the Trust are deposited with the Clearing Brokers in trading accounts established by the Trust for the Advisors and are used by the Trust as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

Results of Operations.

The Trust incurs substantial charges from the payment of Profit Shares to the Advisors and the Incentive Fee and Brokerage Commissions to Kenmar. The Brokerage Commissions are payable without regard to the profitability of the Trust. Thus, due to the nature of the Trust's business, the success of the Trust is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forward and option contracts sufficient to produce capital appreciation after payment of all fees and expenses.

The following paragraph presents a summary of the Trust's operations for the calendar year 1997. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Trust can only be discussed in the context of the overall trading activities of the Trust, the Advisors' trading activities on behalf of the Trust as a whole and how the Trust has performed in the past.

As of December 31, 1997, the Net Asset Value of the Trust was $12,377,321, an increase of approximately 116.99% from its Net Asset value of $5,704,100 at the commencement of trading. The Trust's subscriptions and redemptions for the year ended December 31, 997 totaled $12,847,562 and $450,887, respectively. For the year ended December 31, 1997, the Trust had revenues comprised of ($162,443) in realized trading losses, $838,321 in change in unrealized trading gains and $293,033 in interest income. Total expenses for the year ended December 31, 1997 were $842,501. The Net Income for the year ended December 31, 1997 was $126,410. The Net Asset Value per Unit at December 31, 1997 increased .10% from $100.00 at December 31, 1996 to $100.10 at December 31, 1997. The Trust's trading gains during 1997 were resulted primarily from currencies, global interest rates, metals and grains.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Liquidity and Capital Resources

Units may be redeemed only as of the close of business on the last day of a calendar month and only beginning on or after the end of the sixth month after sale. Through the end of the twelfth and eighteenth full months after their sale, Units will be subject to redemption charges, payable to Kenmar, equal to 3% and 2%, respectively, of the Net Asset Value per Unit as of the date of redemption. Requests for redemption must be received at least 10 calendar days before the proposed date of redemption.

The amount of capital raised for the Trust should not, except at extremely high levels of capitalization, have a significant impact on its operations. The Trust's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Trust account managed by each of them, respectively.

The Trust raises additional capital only through the continuous offering of its Units.

Inflation per se is not a significant factor in the Trust's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Trust's performance.

With respect to the Trust's trading, in general the Trust's Advisors will trade only futures, forward and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Trust is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Trust may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Trust to make or take delivery of the underlying interest of the commodity.

In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Trust to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Trust's realized and unrealized gains.

In terms of cash flow, it makes little difference whether a market position remains open (so that the profit or loss on such positions remains unrealized), as cash settlement of unrealized gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Trust is that unrealized items reflect gains or losses on positions which the Advisors have determined not to close out (presumably, in the hope of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no long being maintained.

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 19 of this report. The supplementary financial information specified by
Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a,b) Identification of Directors and Executive Officers:

Kenmar Advisory Corp. is the sole managing owner of the Trust. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of Kenmar currently are as follows:

MR. KENNETH A. SHEWER, age 44, has been the Chairman and a director of Kenmar since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

MR. MARC S. GOODMAN, age 49, has been the President and a director of Kenmar since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

MS. ESTHER ECKERLING GOODMAN, age 45, has been the Senior Executive Vice President of Kenmar since March 1991 and has also served as Chief Operating Officer of Kenmar since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

MR. ROBERT L. CRUIKSHANK, age 61, joined Kenmar as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100
(OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

JOSHUA B. PARKER, ESQ., age 41, has been an Executive Vice President and the General Counsel of Kenmar since June 1991 and October 1988, respectively. Mr. Parker has been with Kenmar since October 1988. From January 1986 through October 1988, Mr. Parker was the general counsel of Michael Becker & Co., a member firm of the American Stock

Exchange. During that time he was also an independent floor trader, first in association with Michael Becker & Co. and later in his own firm, Premium Investments. From May 1985 through January 1986, Mr. Parker was the associate general counsel of a company in the over-the-counter drug and personal care industry. From August 1981 through May 1985, Mr. Parker was associated with the law firm of Baer Marks & Upham. Mr. Parker is a 1981 graduate of the New York University School of Law with a J.D. degree and a 1977 graduate of Yale University with a B.A. degree.

Each director of Kenmar serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of Kenmar are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of Kenmar.

(c)      Identification of Certain Significant Employees:

None.

(d)      Family Relationships:

None.

(e)      Business Experience:

See Item 10(a)(b) above.

(f)      Involvement in Certain Legal Proceedings:

None.

(g)      Promoters and Control Persons:

Kenmar is the sole promoter and controlling person of the Trust.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The business of the Trust is managed by Kenmar which is responsible for the administration of the business affairs of the Trust and receives the compensation described in Item 1 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners:

As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

(b)      Security Ownership of Management:

As of December 31, 1997, the following officers of Kenmar beneficially owned the following number of Units:

                                     Number of         Percent
         Name of Beneficial Owner    Units Owned       of Class
         ------------------------    -----------       --------
         Robert L. Cruikshank        1,000             Less than 1%
         Marc S. Goodman             52.8321           Less than 1%

As of December 31, 1997, Kenmar has purchased and will maintain a 1% interest in the Trust in its capacity as managing owner.

(c)      Changes in Control:

None.

Item 13. Certain Relationships and Related Transactions

(a)      Transactions with Management and Others:

Kenmar acts as managing owner and commodity pool operator. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. The Trust pays its own administrative expenses.

(b)      Certain Business Relationships:

None.

(c)      Indebtedness of Management:

The Trust is prohibited from making any loans, to management or otherwise.

(d)      Transactions with Promoters:

Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)     The following documents are filed as part of this Form 10-K:

         1.       See Financial Statements beginning on page 19 hereof

         2. All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this Report or incorporated by reference in the Prospectus dated September 26, 1997 included within the Registration Statement on Form S-1 (File No. 333-8869:

Number            Exhibit
------            -------

 3.1              Declaration of Trust for Kenmar Global Trust

 10.1 Customer Agreement between the Trust and ING (U.S.) Securities Futures & Options Inc.

 10.2             Customer Agreement between the Trust and PaineWebber
                  Incorporated.

 10.3             Form of Advisory Agreement between the Trust and the Advisors.

(b)      Reports on Form 8-K:

         The Trust did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                   KENMAR GLOBAL TRUST

                                   By: Kenmar Advisory Corp., managing owner


                                       By: /s/ KENNETH A. SHEWER
                                           -------------------------------------
                                           Kenneth A. Shewer
                                           Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.

                                   KENMAR GLOBAL TRUST

                                   By: Kenmar Advisory Corp., managing owner


                                       By: /s/ KENNETH A. SHEWER
                                           -------------------------------------
                                           Kenneth A. Shewer
                                           Chairman and Director
                                           (Principal Executive Officer)


                                       By: /s/ MARC S. GOODMAN
                                           -------------------------------------
                                           Marc S. Goodman
                                           President and Director


                                       By: /s/ THOMAS J. DIVUOLO
                                           -------------------------------------
                                           Thomas J. DiVuolo
                                           Senior Vice President
                                           (Principal Financial and Accounting
                                           Officer for the Trust)

                               KENMAR GLOBAL TRUST

                                  ANNUAL REPORT

                                December 31, 1997

                      COMMODITY FUTURES TRADING COMMISSION


                             Washington, D.C. 20581


                                 Commodity Pool:

                               KENMAR GLOBAL TRUST


                  Annual Report Pursuant to Part 4 of Chapter I
                       of Title 17 of the Code of Federal
                                   Regulations

                      For the year ended December 31, 1997


                            Commodity Pool Operator:

                              Kenmar Advisory Corp.
                                Two American Lane
                                  P.O. Box 5150
                        Greenwich, Connecticut 06831-8150
                                 (203) 861-1000

                          NATIONAL FUTURES ASSOCIATION


                             Chicago, Illinois 60606


                                 Commodity Pool:

                               KENMAR GLOBAL TRUST

                  Annual Report Pursuant to Part 4 of Chapter I
                       of Title 17 of the Code of Federal
                                   Regulations

                      For the year ended December 31, 1997


                            Commodity Pool Operator:

                              Kenmar Advisory Corp.
                                Two American Lane
                                  P.O. Box 5150
                        Greenwich, Connecticut 06831-8150
                                 (203) 861-1000

                               KENMAR GLOBAL TRUST

                                      -----

                                      INDEX

                                      -----

                                                                         PAGES
                                                                         -----

Affirmation of the Commodity Pool Operator                                 22

Independent Auditor's Report                                               23

Financial Statements

Statements of Financial Condition
  December 31, 1997 and 1996                                               24

Statements of Operations For the Year
  Ended December 31, 1997 and For the Period
  July 17, 1996 (inception) to December 31, 1996                           25

Statements of Cash Flows For the Year
  Ended December 31, 1997 and For the Period
  July 17, 1996 (inception) to December 31, 1996                           26

Statements of Changes in Unitholders' Capital (Net Asset Value)
  For the Year Ended December 31, 1997 and For the Period
  July 17, 1996 (inception) to December 31, 1996                           27

Notes to Financial Statements                                            28 - 33

                               KENMAR GLOBAL TRUST
                   AFFIRMATION OF THE COMMODITY POOL OPERATOR

                                   ----------

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 1997 is accurate and complete.


                                          --------------------------------------
                                          Marc S. Goodman, President
                                          Kenmar Advisory Corp.
                                          KENMAR GLOBAL TRUST

            [Letterhead of Arthur F. Bell, Jr. & Associates, L.L.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
Kenmar Global Trust

We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the year ended December 31, 1997 and for the period July 17, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 1997 and 1996, and the results of its operations, cash flows and the changes in its net asset values for the year ended December 31, 1997 and for the period July 17, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

March 16, 1998

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996

                                    --------

                                                              1997        1996
                                                              ----        ----
ASSETS
   Equity in broker trading accounts
        Cash                                              $11,166,621   $      0
        Net option premiums paid                               12,165          0
        Unrealized gain on open contracts                     838,321          0
                                                          -----------   --------

               Deposits with brokers                       12,017,107          0

   Cash                                                       588,287      2,000
   Other assets                                               177,369          0
                                                          -----------   --------

               Total assets                               $12,782,763   $  2,000
                                                          ===========   ========

LIABILITIES
   Accounts payable                                       $    24,489   $      0
   Commissions and other trading fees on open contracts         6,831          0
   Managing Owner brokerage commissions                        89,492          0
   Advisor profit shares                                       54,575          0
   Reimbursable offering costs                                 23,058          0
   Redemptions payable                                        176,774          0
   Redemption charges payable to Managing Owner                 4,503          0
   Subscription deposits                                       25,720          0
                                                          -----------   --------

               Total liabilities                              405,442          0
                                                          -----------   --------

UNITHOLDERS' CAPITAL (Net Asset Value)
   Managing Owner - 1,258.4577 and 4.0000 units
        outstanding at December 31, 1997 and 1996             125,970        400
   Other Unitholders - 122,392.3731 and 16.0000 units
        outstanding at December 31, 1997 and 1996          12,251,351      1,600
                                                          -----------   --------

               Total unitholders' capital                  12,377,321      2,000
                   (Net Asset Value)                      -----------   --------
                                                          $12,782,763   $  2,000
                                                          ===========   ========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
                    For the Year Ended December 31, 1997 and
          For the Period July 17, 1996 (inception) to December 31, 1996

                                   ----------

                                                     Year Ended     Period Ended
                                                     December 31,   December 31,
                                                        1997            1996
                                                      ---------     ------------
INCOME
   Trading gains (losses)
        Realized                                      $(162,443)       $    0
        Change in unrealized                            838,321             0
                                                      ---------        ------

               Gain from trading                        675,878             0

   Interest income                                      293,033             0
                                                      ---------        ------

               Total income                             968,911             0
                                                      ---------        ------

EXPENSES
   Brokerage commissions                                 45,814             0
   Managing Owner brokerage commissions                 631,403             0
   Advisor profit shares                                106,886             0
   Operating expenses                                    58,398             0
                                                      ---------        ------

               Total expenses                           842,501             0
                                                      ---------        ------

               NET INCOME                             $ 126,410             0
                                                      =========        ======

NET INCOME PER UNIT
   (based on weighted average number of
   units outstanding during the period)               $    1.24        $ 0.00
                                                      =========        ======

INCREASE IN NET ASSET
   VALUE PER UNIT                                     $    0.10        $ 0.00
                                                      =========        ======

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                    For the Year Ended December 31, 1997 and
          For the Period July 17, 1996 (inception) to December 31, 1996

                                   ----------

                                                                   Year Ended    Period Ended
                                                                   December 31,  December 31,
                                                                       1997         1996
                                                                   ------------  ------------
Cash flows from (for) operating activities
   Net income                                                      $    126,410    $    0
        Adjustments to reconcile net income to net
        cash (for) operating activities:
               Net change in unrealized                                (838,321)        0
               Increase in accounts payable and accrued expenses        175,387         0
               Net option premiums paid                                 (12,165)        0
               Increase in other assets                                (177,369)        0
                                                                   ------------    ------

                        Net cash (for) operating activities            (726,058)        0
                                                                   ------------    ------

Cash flows from (for) financing activities
   Addition of units                                                 12,847,562     2,000
   Increase in subscription deposits                                     25,720         0
   Offering costs paid                                                 (124,706)        0
   Redemption of units                                                 (269,610)        0
                                                                   ------------    ------

                        Net cash from financing activities           12,478,966     2,000
                                                                   ------------    ------

Net increase in cash                                                 11,752,908     2,000
                                                                   ============    ======

Cash
   Beginning of period                                                    2,000         0
                                                                   ------------    ------

   End of period                                                   $ 11,754,908    $2,000
                                                                   ============    ======

End of period cash consists of:
   Cash in broker trading accounts                                 $ 11,166,621    $    0
   Cash                                                                 588,287     2,000
                                                                   ------------    ------

                        Total end of period cash                   $ 11,754,908    $2,000
                                                                   ============    ======

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                    For the Year Ended December 31, 1997 and
          For the Period July 17, 1996 (inception) to December 31, 1996

                                   ----------

                                                 Unitholders' Capital
                                  Total
                                Number of       Managing       Other
                                  Units          Owner      Unitholders        Total
                               ------------    ---------    ------------    ------------
Balances at
   July 17, 1996 (inception)         0.0000    $       0    $          0    $          0
Additions                           20.0000          400           1,600           2,000
                               ------------    ---------    ------------    ------------
Balances at
   December 31, 1996                20.0000          400           1,600           2,000
Additions                      128,219.1639      125,800      12,721,762      12,847,562
Net income for the year
   ended December 31, 1997                         1,279         125,131         126,410
Redemptions                     (4,588.3331)           0        (450,887)       (450,887)
Offering costs                                    (1,509)       (146,255)       (147,764)
                               ------------    ---------    ------------    ------------
Balances at
   December 31, 1997           123,650.8308    $ 125,970    $ 12,251,351    $ 12,377,321
                               ============    =========    ============    ============

                            Net Asset Value Per Unit
                         ------------------------------
                                 December 31,
                          1997                   1996
                          ----                   ----
                         $100.10                $100.00
                         =======                =======

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                    --------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Trust

                  Kenmar Global Trust (the Trust) is a Delaware business trust. The Trust is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forwards and related markets. The Trust was formed on July 17, 1996 and commenced trading on May 22, 1997.

           B.     Regulation

                  As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Trust trades.

           C.     Method of Reporting

                  The Trust's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Trust's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase prices and market prices) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers include other trading fees and are charged to expense when contracts are opened.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   ----------

           D.     Income Taxes

                  The Trust prepares calendar year U.S. and state information tax returns and reports to the Unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

           E.     Organizational and Offering Costs

                  Organizational and initial offering costs (exclusive of selling commissions) of approximately $580,000 were advanced to the Trust by the Managing Owner. Such costs are charged to the Trust and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Trust's beginning of month Net Asset Value until such amounts are fully reimbursed. The total amount of organizational and initial offering costs to be reimbursed to the Managing Owner may be reduced by up to $50,000 if the Trust's Net Asset Value does not reach certain future levels. Any unreimbursed organizational and initial offering costs as of the date of the Trust's dissolution will not be reimbursed to the Managing Owner.

                  Ongoing offering costs are borne by the Trust and are charged directly to unitholders' capital as incurred.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   ----------

           The Managing Owner is paid monthly brokerage commissions equal to 1/12 of 11% (11% annually) of the Trust's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Trust's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the Advisors. The amount paid to the Managing Owner is reduced by brokerage commissions and other trading fees paid directly by the Trust. For the period May 22, 1997 (commencement of trading) to December 31, 1997, brokerage commissions equated to an approximate round-turn equivalent rate of $92. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Trust's commodity trading advisors.

           The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 1997.

Note 3.    COMMODITY TRADING ADVISORS

           The Trust has advisory agreements with various commodity trading advisors pursuant to which the Trust pays quarterly profit shares of 15% to 20% of Trading Profit (as defined in each advisory agreement).

Note 4.    DEPOSITS WITH BROKERS

           The Trust deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Trust earns interest income on its cash deposited with the brokers.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner.

           The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Trust are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   ---------

           Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $12,592 during 1997.

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

           Purchases and sales of futures and options on futures contracts require margin deposits with the FCMs. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from such FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           The Trust has cash on deposit with interbank market makers and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Trust does not require collateral from such financial institutions. Since forward contracts are traded in unregulated markets between principals, the Trust also assumes the risk of loss from counterparty nonperformance.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the period May 22, 1997 (commencement of trading) to December 31, 1997

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   ---------

           and the related fair values as of December 31, 1997 are as follows:


                                               For the Period
                                               May 22, 1997 to      As of
                                                 December 31     December 31,
                                                    1997             1997
                                               ---------------   ------------
Exchange traded futures and options on
           futures contracts                          $440,000       $847,000
Forward contracts                                       30,000          3,000

           Net trading results from derivatives for the year ended December 31, 1997 is reflected in the statement of operations and consists of the gain from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the year ended December 31, 1997, the net trading gain from derivatives was approximately $595,000. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   ---------

           Open contracts generally mature within one year; the latest maturity date for open contracts as of December 31, 1997 is June 1998. However, the Trust intends to close all contracts prior to maturity. At December 31, 1997, the notional amount of open contracts is as follows:

                                                                   Contracts to   Contracts to
                                                                     Purchase         Sell
                                                                   -----------    -----------
Exchange traded futures contract and written options thereon:
           - Financial instruments                                 $44,900,000    $16,300,000
           - Metals                                                  1,800,000      3,700,000
           - Energy                                                          0      1,100,000
           - Agricultural                                            1,500,000      2,800,000
           - Currencies                                             15,300,000     18,800,000

Forward Contracts:
           - Currencies                                                      0        700,000
                                                                   -----------    -----------

                                                                   $63,500,000    $43,400,000
                                                                   ===========    ===========
Exchange traded purchased options on futures contracts:
           - Financial instruments                                 $ 3,400,000    $         0
           - Currencies                                                      0      1,400,000
                                                                   -----------    -----------

                                                                   $ 3,400,000    $ 1,400,000
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

                              INDEX TO EXHIBITS



Exhibit No.                         Exhibit                   Numbered Page*
-----------                   -----------------               -------------

 1.01                     Form of Selling Agreement               N/A

 1.02                     Amendment No 1 to Selling
                          Agreement                               N/A

 3.01                     Certificate of Formation
                          of the Registrant                       N/A

 3.02                     Declaration of Trust and
                          Trust Agreement of the
                          Registrant                              N/A

 3.03                     Amended and Restated
                          Declaration of Trust
                          and Trust Agreement
                          of the Registrant                       N/A

 10.01                    Form of Advisory
                          Agreement                               N/A

 10.02                    Form of Customer
                          Agreement between the
                          Trust and the Commodity
                          Brokers                                 N/A

 10.03                    Form Escrow Agreement                   N/A

 10.04                    Subscription Agreement
                          and Power of Attorney                   N/A



----------------------

     *Incorporated by reference to the respective exhibit to the Registrant's Registration Statement No. 333-8869.

      Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of a reasonable fee.