Form 10-Q
period 1998-03-31
KENMAR GLOBAL TRUST
filed 1998-05-15
CIK 1019561

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                     Form 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended: March 31, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                               KENMAR GLOBAL TRUST
                          QUARTER ENDED MARCH 30, 1998
                                      INDEX

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL STATEMENTS......................................................3

    Item 1. Financial Statements...................................................3

            Statements of Financial Condition as of March 31, 1998 (unaudited)
            and December 31, 1997 (audited)........................................3

            Statements of Operations for the Three Months Ended March 31, 1998
            and 1997 (unaudited)...................................................4

            Statements of Cash Flows for the Three Months Ended March 31, 1998
            and 1997 (unaudited)...................................................5

            Statements of Changes in Unitholders' Capital (Net Asset
            Value) for the Three Months Ended March 31, 1998
            and 1997 (unaudited)...................................................6

            Notes to Financial Statements (unaudited)...........................7-12

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................13-14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14-15

PART II - OTHER INFORMATION.......................................................16

    Item 2. Changes in Securities.................................................16

    Item 6. Exhibits and Reports on Form 8-K......................................16

                  Financial Data Schedule.........................................17

SIGNATURES........................................................................16


PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                                KENMAR GLOBAL TRUST
                         STATEMENTS OF FINANCIAL CONDITION
             March 31, 1998 (Unaudited) and December 31, 1997 (Audited)


                                                                   March 31,    December 31,
                                                                     1998           1997
                                                                     ----           ----
ASSETS
   Equity in broker trading accounts
     Cash                                                         $12,888,925   $11,166,621
     Net option premiums paid                                          28,220        12,165
     Unrealized gain on open contracts                                628,598       838,321
                                                                  -----------   -----------

         Deposits with brokers                                     13,545,743    12,017,107

   Cash                                                             1,592,237       588,287
   Subscriptions receivable                                            76,280             0
   Other assets                                                             0       177,369
                                                                  -----------   -----------
         Total assets                                             $15,214,260   $12,782,763
                                                                  ===========   ===========

LIABILITIES
   Accounts payable                                                    $8,618       $24,489
   Commissions and other trading fees on open contracts                 8,313         6,831
   Managing Owner brokerage commissions                                99,227        89,492
   Advisor profit shares                                              139,034        54,575
   Managing Owner incentive fee                                        22,840             0
   Reimbursable offering costs                                         52,036        23,058
   Redemptions payable                                                161,135       176,774
   Redemption charges payable to Managing Owner                         8,625         4,503
   Subscription deposits                                                    0        25,720
                                                                  -----------   -----------
         Total liabilities                                            499,828       405,442
                                                                  ===========   ===========

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner - 1,435.7319 and 1,258.4577 units outstanding
     at March 31, 1998 and December 31, 1997                          149,452       125,970
   Other Unitholders - 139,920.2653 and 122,392.3731 units
     outstanding at March 31, 1998 and December 31, 1997           14,564,980    12,251,351
                                                                   ----------    ----------

         Total unitholders' capital
            (Net Asset Value)                                      14,714,432    12,377,321
                                                                   ----------    ----------

                                                                  $15,214,260   $12,782,763
                                                                  ===========   ===========

                              See accompanying notes.

                                KENMAR GLOBAL TRUST
                              STATEMENTS OF OPERATIONS
                 For the Three Months Ended March 31, 1998 and 1997
                                    (Unaudited)




                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                            1998           1997
INCOME
   Trading gains (losses)
     Realized                                           $1,179,902             $0
     Change in unrealized                                 (209,723)             0
                                                          --------              -

         Gain from trading                                 970,179              0

   Interest income                                         187,294              0
                                                           -------              -

         Total income                                    1,157,473              0
                                                         ---------              -

EXPENSES
   Brokerage commissions                                    25,718              0
   Managing Owner brokerage commissions                    337,817              0
   Advisor profit shares                                   135,822              0
   Managing Owner incentive fee                             22,840              0
   Operating expenses                                       16,524              0
                                                            ------              -

         Total expenses                                    538,721              0
                                                           -------              -

         NET INCOME                                       $618,752             $0
                                                          --------             --

NET INCOME PER UNIT
   (based on weighted average number of
   units outstanding during the period)                      $4.80          $0.00
                                                             =====          =====

INCREASE IN NET ASSET
   VALUE PER UNIT                                           $3.99           $0.00
                                                            =====           =====


                              See accompanying notes.

                                KENMAR GLOBAL TRUST
                              STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1998 and 1997
                                    (Unaudited)


                                                                   Three Months
                                                                      Ended
                                                                     March 31,
                                                                1998           1997
                                                                ----           ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                              $    618,752    $          0
     Adjustments to reconcile net income to net
     cash from operating activities:
       Net change in unrealized                                 209,723               0
       Increase in accounts payable and accrued expenses        102,645               0
       Increase in net option premiums paid                     (16,055)              0
       Decrease in other assets                                 177,369               0
                                                           ------------    ------------

         Net cash from operating activities                   1,092,434               0
                                                           ------------    ------------               -

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                          2,060,373               0
   Decrease in subscription deposits                            (25,720)              0
   Offering costs paid                                          (90,339)              0
   Redemption of units                                         (310,494)              0
                                                           ------------    ------------

         Net cash from financing activities                   1,633,820               0
                                                           ------------    ------------

Net increase in cash                                          2,726,254               0

CASH
   Beginning of period                                       11,754,908           2,000
                                                           ------------    ------------

   End of period                                           $ 14,481,162    $      2,000

END OF PERIOD CASH CONSISTS OF:
   Cash in broker trading accounts                         $ 12,888,925    $          0
   Cash                                                       1,592,237           2,000
                                                           ------------    ------------

         Total end of period cash                          $ 14,481,162    $      2,000
                                                           ============    ============



                              See accompanying notes.

                                KENMAR GLOBAL TRUST
          STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Three Months Ended March 31, 1998 and 1997
                                    (Unaudited)


                                            Total                Unitholders' Capital
                                          Number of      Managing       Other
                                            Units          Owner      Unitholders        Total
                                            -----          -----      -----------        -----

Three Months Ended March 31, 1998

Balances at
   December 31, 1997                     123,650.8308    $125,970     $12,251,351     $12,377,321

Net income for the three months
   ended March 31, 1998                                     6,295         612,457         618,752

Additions                                 20,586.6203      18,400       2,118,253       2,136,653

Redemptions                               (2,881.4539)          0        (298,977)       (298,977)

Offering costs                                             (1,213)       (118,104)       (119,317)
                                          -----------      ------        --------        --------

Balances at
   March 31, 1998                        141,355.9972    $149,452     $14,564,980     $14,714,432
                                          ===========    ========     ===========     ===========

Three Months Ended March 31, 1997

Balances at
   December 31, 1996                          20.0000    $   400      $     1,600     $     2,000
                                              -------    -------      -----------     -----------

Balances at
   March 31, 1997                             20.0000    $   400      $     1,600     $     2,000
                                              =======    =======      ===========     ===========



                                    Net Asset Value Per Unit

                       March 31,    December 31,     March 31,    December 31,
                         1998           1997           1997           1996

                        $104.09        $100.10        $100.00        $100.00
                        =======        =======        =======        =======

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

            The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Trust are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $4,442 during the three months ended March 31, 1998.

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

            The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the three months ended March 31, 1998 and the related fair values as of March 31, 1998 and December 31, 1997 are as follows:

                                                  For the Three
                                                   Months Ended       As of        As of
                                                     March 31,       March 31,   December 31,
                                                       1998            1998          1997
                                                       ----            ----          ----

           Exchange traded futures and options
             on futures contracts                    $850,000        $656,000      $847,000
           Forward contracts                           10,000           1,000         3,000

                                KENMAR GLOBAL TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)




Note 6.     TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        Net trading results from derivatives for the three months ended
        March 31, 1998 are reflected in the statement of operations and consists of the gain from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months ended March 31, 1998, the net trading gain from derivatives was approximately $927,000. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

        Open contracts generally mature within one year; the latest maturity date for open contracts as of March 31, 1998 is March 1999. However, the Trust intends to close all contracts prior to maturity. At March 31, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                                                 March 31,                   December 31,
                                                                   1998                          1997
                                                       Contracts to   Contracts to    Contracts to    Contract to
                                                         Purchase          Sell         Purchase          Sell
                                                         --------          ----         --------          ----
         Exchange traded futures contracts and
            written options thereon:
            -  Financial instruments                  $ 87,800,000    $ 28,500,000    $44,900,000     $16,300,000
            -  Metals                                    3,200,000       4,100,000      1,800,000       3,700,000
            -  Energy                                      400,000         800,000              0       1,100,000
            -  Agricultural                                900,000       4,900,000      1,500,000       2,800,000
            -  Currencies                               14,000,000      19,100,000     15,300,000      18,800,000

         Forward Contracts:
            -  Currencies                                        0         900,000              0         700,000
                                                      ------------    ------------    -----------     -----------
                                                      $106,300,000    $ 58,300,000    $63,500,000     $43,400,000
                                                      ============    ============    ===========     ===========
         Exchange traded purchased options
            on futures contracts:
            -  Financial instruments                  $  8,400,000    $          0    $ 3,400,000     $         0
            -  Metals                                            0         300,000              0               0
            -  Currencies                                        0       2,300,000              0       1,400,000
                                                      ------------    ------------    -----------     -----------
                                                      $  8,400,000    $  2,600,000    $ 3,400,000     $ 1,400,000
                                                      ============    ============    ===========     ===========


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

                                KENMAR GLOBAL TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    (Unaudited)




Note 7.     INTERIM FINANCIAL STATEMENTS

            The statement of financial condition as of March 31, 1998, the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

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

        The Trust commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Trust for the period from December 31, 1997 through March 31, 1998.

        As of March 31, 1998, the Net Asset Value of the Trust was $14, 714, 432, an increase of approximately 18.88% from its Net Asset Value of $12,377,321 at December 31, 1997. The Trust's subscriptions and redemptions for the quarter ended March 31, 1998 totaled $2,136,653 and $298,977, respectively. For the quarter ended March 31, 1998, the Trust had income comprised of 1,179,902 in realized trading gains, ($209,723) in change in unrealized trading losses, and $187,294 in interest income. The Net Asset Value per Unit at March 31, 1998 increased 3.99% from $100.10 at December 31, 1997 to $104.09 at March 31, 1998. The Trust's
        positive performance for the quarter ended March 31, 1998 resulted primarily from gains in global interest rates, stock indices, energies, metals, tropicals and meats.


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

        SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934) that are based on the beliefs of the Trust, as well as assumptions made by, and information currently available to, the Trust. A number of important factors should cause the Trust's actual results, performance or achievements for 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

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

        During the first quarter of 1998, 20,586.6203 Units were sold for a total of $2,136,652.27.

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

                                         KENMAR GLOBAL TRUST

                                         By: Kenmar Advisory Corp.,
                                             managing owner


        Dated:  May 15, 1998             By: /s/ Robert L. Cruikshank
                                             ------------------------
                                             Robert L. Cruikshank
                                             Executive Vice President
                                             (Duly Authorized Officer
                                             of Kenmar)



        Dated:  May 15, 1998             By: /s/ Thomas J. DiVuolo
                                             ---------------------
                                             Thomas J. DiVuolo
                                             Senior Vice President
                                             (Principal Financial and Accounting
                                             Officer of the Registrant)