Form 10-Q
period 1998-06-30
KENMAR GLOBAL TRUST
filed 1998-08-14
CIK 1019561

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   ----------

                                    Form 10-Q

                                   ----------


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1998


                        Commission File Number: 333-8869



                               KENMAR GLOBAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             06-6429854
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



       TWO AMERICAN LANE, P.O. BOX 5150, GREENWICH, CONNECTICUT 06831-8150
       -------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                              Yes        No  X
                                  ---       ---

================================================================================

                              KENMAR GLOBAL TRUST

                           QUARTER ENDED JUNE 30, 1998

                                   ----------

                                      INDEX

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Financial Condition as of June 30,
               1998 (unaudited) and December 31, 1997 (audited) .........      3

             Statements of Operations for the Three Months Ended
               June 30, 1998 and 1997 and for the Six Months Ended
               June 30, 1998 and 1997 (unaudited) .......................      4

             Statements of Cash Flows for the Six Months
                Ended June 30, 1998 and 1997 (unaudited) ................      5

             Statements of Changes in Unitholders' Capital
               (Net Asset Value) for the Six Months Ended
               June 30, 1998 and 1997 (unaudited) .......................      6

             Notes to Financial Statements (unaudited) ..................   7-12

     Item 2. Management's Discussion and Analysis of Financial
               Condition  and Results of Operations .....................     13

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risk ........................................     14


PART II -- OTHER INFORMATION

     Item 2. Changes in Securities.......................................     15

     Item 6. Exhibits and Reports on Form 8-K............................     15
             -- Financial Data Schedule..................................    A-1

SIGNATURES...............................................................     15

                                 PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                       KENMAR GLOBAL TRUST

                                STATEMENTS OF FINANCIAL CONDITION
                    June 30, 1998 (Unaudited) and December 31, 1997 (Audited)

                                                                       June 30,      December 31,
                                                                        1998            1997
                                                                     -----------     -----------
ASSETS
    Equity in broker trading accounts
       Cash ....................................................     $12,907,871     $11,166,621
       Net option premiums paid ................................           4,234          12,165
       Unrealized gain on open contracts .......................         251,205         838,321
                                                                     -----------     -----------
              Deposits with brokers ............................      13,163,310      12,017,107

    Cash .......................................................       2,416,501         588,287
    Subscriptions receivable ...................................          55,280               0
    Other assets ...............................................               0         177,369
                                                                     -----------     -----------
              Total assets .....................................     $15,635,091     $12,782,763
                                                                     ===========     ===========

LIABILITIES
    Accounts payable ...........................................     $    10,309     $    24,489
    Commissions and other trading fees on open contracts .......           9,192           6,831
    Managing Owner brokerage commissions .......................         102,495          89,492
    Advisor profit shares ......................................         105,864          54,575
    Reimbursable offering costs ................................          88,478          23,058
    Redemptions payable ........................................         116,924         176,774
    Redemption charges payable to Managing Owner ...............           3,889           4,503
    Subscription deposits ......................................               0          25,720
                                                                     -----------     -----------
              Total liabilities ................................         437,151         405,442
                                                                     -----------     -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner -- 1,536.7368 and 1,258.4577 units
       outstanding at June 30, 1998 and December 31, 1997 ......         155,253         125,970
    Other Unitholders - 148,897.0324 and 122,392.3731 units
       outstanding at June 30, 1998 and December 31, 1997 ......      15,042,687      12,251,351
                                                                     -----------     -----------
              Total unitholders' capital
                 (Net Asset Value) .............................      15,197,940      12,377,321
                                                                     -----------     -----------
                                                                     $15,635,091     $12,782,763
                                                                     ===========     ===========

                                     See accompanying notes.

                                                   KENMAR GLOBAL TRUST

                                                STATEMENTS OF OPERATIONS
                                  For the Three Months Ended June 30, 1998 and 1997 and
                                     For the Six Months Ended June 30, 1998 and 1997
                                                       (Unaudited)

                                                                   Three Months                       Six Months
                                                                      Ended                             Ended
                                                                     June 30,                          June 30,
                                                            -------------------------         --------------------------
                                                              1998             1997              1998             1997
                                                            ---------       ---------         ----------       ---------
INCOME
    Trading gains (losses)
       Realized ....................................        $ 413,282       $(172,371)        $1,593,184       $(172,371)
       Change in unrealized ........................         (377,393)         28,959           (587,116)         28,959
                                                            ---------       ---------         ----------       ---------
              Gain (loss) from trading .............           35,889        (143,412)         1,006,068        (143,412)

    Interest income ................................          182,549          44,960            369,843          44,960
                                                            ---------       ---------         ----------       ---------
              Total income (loss) ..................          218,438         (98,452)         1,375,911         (98,452)
                                                            ---------       ---------         ----------       ---------
EXPENSES
    Brokerage commissions ..........................           35,863           4,077             61,581           4,077
    Managing Owner brokerage commissions ...........          361,812          84,205            699,629          84,205
    Advisor profit shares ..........................          102,649           4,291            238,471           4,291
    Managing Owner incentive fee ...................          (21,810)              0              1,030               0
    Operating expenses .............................           50,167           4,013             66,692           4,013
                                                            ---------       ---------         ----------       ---------
              Total expenses .......................          528,681          96,586          1,067,403          96,586
                                                            ---------       ---------         ----------       ---------
              NET INCOME (LOSS) ....................        $(310,243)      $(195,038)        $  308,508       $(195,038)
                                                            =========       =========         ==========       =========
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) ...........        $   (2.15)      $   (2.67)        $     2.26       $   (2.67)
                                                            =========       =========         ==========       =========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT ...........................        $   (3.06)      $   (2.60)        $      .93       $   (2.60)
                                                            =========       =========         ==========       =========

                                                 See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                            Six Months
                                                                               Ended
                                                                             June 30,
                                                                    --------------------------
                                                                        1998           1997
                                                                    -----------     ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss) ..........................................    $   308,508     $ (195,038)
       Adjustments to reconcile net income (loss) to net
       cash from (for) operating activities:
          Net change in unrealized .............................        587,116        (28,959)
          Increase in accounts payable and accrued expenses ....         52,473         93,203
          Decrease in net option premiums ......................          7,931         32,861
          Decrease in other assets .............................        177,369              0
                                                                    -----------     ----------
              Net cash from (for) operating activities .........      1,133,397        (97,933)
                                                                    -----------     ----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units ..........................................      3,710,972      8,470,000
    Decrease in subscription deposits ..........................        (25,720)             0
    Offering costs paid ........................................       (160,661)             0
    Redemption of units ........................................     (1,088,524)             0
                                                                    -----------     ----------
              Net cash from financing activities ...............      2,436,067      8,470,000
                                                                    -----------     ----------
Net increase in cash ...........................................      3,569,464      8,372,067

CASH
    Beginning of period ........................................     11,754,908          2,000
                                                                    -----------     ----------
    End of period ..............................................    $15,324,372     $8,374,067
                                                                    ===========     ==========
END OF PERIOD CASH CONSISTS OF:
    Cash in broker trading accounts ............................    $12,907,871     $5,586,644
    Cash .......................................................      2,416,501      2,787,423
                                                                    -----------     ----------
              Total end of period cash .........................    $15,324,372     $8,374,067
                                                                    ===========     ==========


                                    See accompanying notes.

                                            KENMAR GLOBAL TRUST

                      STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                              For the Six Months Ended June 30, 1998 and 1997
                                                (Unaudited)

                                                                           Unitholders' Capital
                                                  Total         ------------------------------------------
                                                Number of       Managing         Other
                                                  Units           Owner       Unitholders         Total
                                              ------------      --------      -----------      -----------
SIX MONTHS ENDED JUNE 30, 1998

Balances at
    December 31, 1997 ..................      123,650.8308      $125,970      $12,251,351      $12,377,321
Net income for the six months
    ended June 30, 1998 ................                           3,186          305,322          308,508
Additions ..............................       37,027.3691        28,400        3,737,852        3,766,252
Redemptions ............................      (10,244.4307)            0       (1,028,060)      (1,028,060)
Offering costs .........................                          (2,303)        (223,778)        (226,081)
                                              ------------      --------      -----------      -----------
Balances at
    June 30, 1998 ......................      150,433.7692      $155,253      $15,042,687      $15,197,940
                                              ============      ========      ===========      ===========

SIX MONTHS ENDED JUNE 30, 1997

Balances at
    December 31, 1996 ..................           20.0000      $    400      $     1,600      $     2,000
Additions ..............................       84,940.4163        86,600        8,383,400        8,470,000
Net (loss) for the six months
    ended June 30, 1997 ................                          (2,025)        (193,013)        (195,038)
Offering costs .........................                             (17)          (1,588)          (1,605)
                                              ------------      --------      -----------      -----------
Balances at
    June 30, 1997 ......................       84,960.4163      $ 84,958      $ 8,190,399      $ 8,275,357
                                              ============      ========      ===========      ===========


                                                                Net Asset Value Per Unit
                                                -----------------------------------------------------------
                                                June 30,       December 31,      June 30,      December 31,
                                                  1998             1997           1997            1996
                                                -------        -----------       ------        -----------
                                                $101.03          $100.10         $97.40          $100.00
                                                =======          =======         ======          =======


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

                               KENMAR GLOBAL TRUST

                                   (Unaudited)


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

         E. Organizational and Offering Costs

            Organizational and initial offering costs (exclusive of selling commissions) of approximately $560,000 were advanced to the Trust by the Managing Owner. Such costs are charged to the Trust and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Trust's beginning of month Net Asset Value until such amounts are fully reimbursed. The total amount of organizational and initial offering costs to be reimbursed to the Managing Owner may be reduced by $25,000 if the Trust's Net Asset Value does not reach a certain future level. Any unreimbursed organizational and initial offering costs as of the date of the Trust's dissolution will not be reimbursed to the Managing Owner.

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

         The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Trust are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $22,165 during the six months ended June 30, 1998.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the six months ended June 30, 1998 and for the period May 22, 1997 (commencement of trading) to June 30, 1997 and the related fair values as of June 30, 1998 and December 31, 1997 are as follows:

                                                 For the Six    For the Period
                                                 Months Ended    May 22, 1997      As of        As of
                                                   June 30,           to         June 30,   December 31,
                                                     1998        June 30, 1997     1998         1997
                                                 ------------   --------------   --------   ------------
         Exchange traded futures and
           options on futures contracts .......    $740,000       $(10,000)      $255,000     $847,000
         Forward contracts ....................      (3,000)         4,000              0        3,000


                               KENMAR GLOBAL TRUST

                                   (Unaudited)


NOTE 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Net trading results from derivatives for the three months and six months ended June 30, 1998 and 1997 are reflected in the statement of operations and consists of the gain (loss) from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months and six months ended June 30, 1998, the net trading gain (loss) from derivatives was approximately $(21,000) and $906,000, respectively. For the three months and six months ended June 30, 1997, the net trading (loss) from derivatives was approximately $(152,000). Such trading results reflect the net gain (loss) arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

           Open contracts generally mature within one year; the latest maturity date for open contracts as of June 30, 1998 is March 1999. However, the Trust intends to close all contracts prior to maturity. At June 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                                                June 30,                          December 31,
                                                                  1998                               1997
                                                     ------------------------------      -----------------------------
                                                     Contracts to       Contracts to     Contracts to      Contract to
                                                       Purchase            Sell            Purchase            Sell
                                                     ------------       -----------      -----------       -----------
           Exchange traded futures contracts and
             written options thereon:
               --  Financial instruments ........    $102,100,000       $53,100,000      $44,900,000       $16,300,000
               --  Metals .......................       2,900,000         7,800,000        1,800,000         3,700,000
               --  Energy .......................               0           900,000                0         1,100,000
               --  Agricultural .................       2,400,000         4,400,000        1,500,000         2,800,000
               --  Currencies ...................         800,000        10,500,000       15,300,000        18,800,000
           Forward Contracts:
               --  Currencies ...................               0                 0                0           700,000
                                                     ------------       -----------      -----------       -----------
                                                     $108,200,000       $76,700,000      $63,500,000       $43,400,000
                                                     ============       ===========      ===========       ===========

           Exchange traded purchased options
             on futures contracts:
               --  Financial instruments ........    $          0       $         0      $ 3,400,000       $         0
               --  Metals .......................               0           200,000                0                 0
               --  Currencies ...................               0                 0                0         1,400,000
                                                     ------------       -----------      -----------       -----------
                                                     $          0       $   200,000      $ 3,400,000       $ 1,400,000
                                                     ============       ===========      ===========       ===========

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

                               KENMAR GLOBAL TRUST

                                   (Unaudited)

NOTE 7. INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 1998, the statements of operations for the six months ended June 30, 1998 and 1997 and for the three months ended June 30, 1998 and 1997 and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

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

The Trust commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Trust for the three months and six months ended June 30, 1998 and 1997.

As of June 30, 1998, the Net Asset Value of the Trust was $15,197,940, an increase of approximately 3.29% from its Net Asset Value of $14,714,432 at March 31, 1998. The Trust's subscriptions and redemptions for the quarter ended June 30, 1998 totaled $1,629,599 and $729,083, respectively. For the quarter ended June 30, 1998, the Trust had revenue comprised of $413,282 in realized gains, $377,393 in change in unrealized trading losses and $182,549 in interest income compared to losses comprised of $172,371 in realized trading losses, $28,959 in change in unrealized trading gains and $44,960 in interest income for the same period in 1997. Total income for the second quarter of 1998 increased by $316,890 from the same period in 1997, while total expenses increased by $432,095 between these periods. The Net Asset Value per Unit at June 30, 1998 decreased 2.94% from $104.09 at March 31, 1998 to $101.03 at June 30, 1998. The
Trust's negative performance for the quarter ended June 30, 1998 resulted primarily from losses in currencies, energies and precious metals.

The Net Asset Value of the Trust increased $2,820,619, or 22.79% from December 31, 1997 through June 30, 1998. The Trust's subscriptions and redemptions for the six months ended June 30, 1998 totaled $3,766,252 and $1,028,060, respectively. For the six months ended June 30, 1998, the Trust had revenue comprised of $1,593,184 in realized trading gains, $587,116 in change in unrealized trading losses and $369,843 in interest income compared to losses comprised of $172,371 in realized trading losses, $28,959 in change in unrealized trading gains and $44,960 in interest income for the same period in 1997. The total income for the first six months of 1998 increased by $1,474,363 from the same period in 1997 while expenses increased by $970,817 between these periods. The Net Asset Value per Unit at June 30, 1998 increased 0.93% from $100.10 at December 31, 1997 to $101.03 at June 30, 1998. The Trust's basically flat performance for the first six months of 1998 resulted primarily from gains in global interest rates, global stock indices and tropicals which were offset by losses in currencies and precious metals.

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

                          PART II -- OTHER INFORMATION


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

During the second quarter of 1998, 16,441 Units were sold for a total of $1,629,599.


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


                                     KENMAR GLOBAL TRUST


                                     By: KENMAR ADVISORY CORP.,
                                         managing owner


Dated: August 14, 1998               By: /s/ ROBERT L. CRUIKSHANK
                                         ----------------------------------
                                             Robert L. Cruikshank
                                             Executive Vice President
                                             (Duly Authorized Officer
                                             of Kenmar)


Dated: August 14, 1998               By: /s/ Thomas J. DiVuolo
                                         ----------------------------------
                                             Thomas J. DiVuolo
                                             Senior Vice President
                                             (Principal Financial and Accounting
                                             Officer of the Registrant)