Form 10-Q
period 1998-09-30
KENMAR GLOBAL TRUST
filed 1998-11-13
CIK 1019561

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

               For the Quarterly Period Ended: September 30, 1998
                        Commission File Number: 333-8869


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

                              KENMAR GLOBAL TRUST

                        QUARTER ENDED SEPTEMBER 30, 1998

                                   ----------

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

       Item 1. Financial Statements


               Statements of Financial Condition as of September 30, 1998
               (unaudited) and December 31, 1997 (audited)                     1


               Statements of Operations for the Three Months and Nine
               Months Ended September 30, 1998 and 1997 (unaudited)            2


               Statements of Cash Flows for the Nine Months Ended
               September 30,1998 and 1997 (unaudited)                          3


               Statements of Changes in Unitholders' Capital (Net Asset
               Value) for the Nine Months Ended September 30, 1998 and
               1997 (unaudited)                                                4


               Notes to Financial Statements (unaudited)                    5-10


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-13


       Item 3. Quantitative and Qualitative Disclosures About Market Risk     13


PART II - OTHER INFORMATION

       Item 2. Changes in Securities                                          14


       Item 6. Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                    14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                                    KENMAR GLOBAL TRUST
                                             STATEMENTS OF FINANCIAL CONDITION
                              September 30, 1998 (Unaudited) and December 31, 1997 (Audited)

                                                        ----------

                                                                                   September 30,           December 31,
                                                                                        1998                   1997
                                                                                    -----------            -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $14,560,861            $11,166,621
       Net option premiums paid                                                               0                 12,165
       Unrealized gain on open contracts                                              2,274,668                838,321
                                                                                    -----------            -----------
            Deposits with brokers                                                    16,835,529             12,017,107
    Cash                                                                              4,316,581                588,287
    Other assets                                                                         53,527                177,369
                                                                                    -----------            -----------
            Total assets                                                            $21,205,637            $12,782,763
                                                                                    ===========            ===========

LIABILITIES
    Accounts payable                                                                $    47,044            $    24,489
    Commissions and other trading fees on open contracts                                 11,828                  6,831
    Managing Owner brokerage commissions                                                113,149                 89,492
    Advisor profit shares                                                               653,204                 54,575
    Managing Owner incentive fee                                                         99,152                      0
    Reimbursable offering costs                                                          69,111                 23,058
    Redemptions payable                                                                 210,200                176,774
    Redemption charges payable to Managing Owner                                          5,763                  4,503
    Subscription deposits                                                                     0                 25,720
                                                                                    -----------            -----------
            Total liabilities                                                         1,209,451                405,442
                                                                                    -----------            -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
Managing Owner--1,774.6051 and 1,258.4577 units outstanding
    at September 30, 1998 and December 31, 1997                                         210,063                125,970
Other Unitholders--167,152.2390 and 122,392.3731 units
    outstanding at September 30, 1998 and December 31, 1997                          19,786,123             12,251,351
                                                                                    -----------            -----------
            Total unitholders' capital
                (Net Asset Value)                                                    19,996,186             12,377,321
                                                                                    -----------            -----------
                                                                                    $21,205,637            $12,782,763
                                                                                    ===========            ===========
                                                  See accompanying notes.



                                                    KENMAR GLOBAL TRUST
                                                 STATEMENTS OF OPERATIONS
                                For the Three Months Ended September 30, 1998 and 1997 and
                                   For the Nine Months Ended September 30, 1998 and 1997
                                                        (Unaudited)

                                                        ----------

                                                                     Three Months                          Nine Months
                                                                        Ended                                 Ended
                                                                    September 30,                         September 30,
                                                             -----------------------------        -----------------------------
                                                                1998               1997              1998             1997
                                                             ----------           --------        ----------          ---------
INCOME
    Trading gains (losses)
       Realized                                              $1,945,436           $146,520        $3,538,619          $(25,851)
       Change in unrealized                                   2,023,463            293,956         1,436,347            322,915
                                                             ----------           --------        ----------          ---------
            Gain from trading                                 3,968,899            440,476         4,974,966            297,064
    Interest income                                             179,518            106,345           549,361            151,305
                                                             ----------           --------        ----------          ---------
            Total income                                      4,148,417            546,821         5,524,327            448,369
                                                             ----------           --------        ----------          ---------
EXPENSES
    Brokerage commissions                                        39,010             19,384           100,591             23,461
    Managing Owner brokerage commissions                        410,894            253,818         1,110,523            338,023
    Advisor profit shares                                       637,231             51,232           875,702             55,523
    Managing Owner incentive fee                                 99,152                  0           100,182                  0
    Operating expenses                                           87,417             12,420           154,108             16,433
                                                             ----------           --------        ----------          ---------
            Total expenses                                    1,273,704            336,854         2,341,106            433,440
                                                             ----------           --------        ----------          ---------
            NET INCOME                                       $2,874,713           $209,967        $3,183,221          $  14,929
                                                             ==========           ========        ==========          =========

NET INCOME PER UNIT
(based on weighted average number of
units outstanding during the period)                         $    18.47           $   2.12        $    22.26          $     .16
                                                             ==========           ========        ==========          =========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                                     $    17.34           $   2.44        $    18.27          $    (.16)
                                                             ==========           ========        ==========          =========

                                                  See accompanying notes.


                                                    KENMAR GLOBAL TRUST
                                                 STATEMENTS OF CASH FLOWS
                                   For the Nine Months Ended September 30, 1998 and 1997
                                                        (Unaudited)

                                                        ----------


                                                                                Nine Months
                                                                                   Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                         1998                    1997
                                                                     -----------             -----------
CASH FLOWS FROM (FOR)OPERATING ACTIVITIES
     Net income                                                       $3,183,221                 $14,929
         Adjustments to reconcile net income to net cash
         from (for) operating activities:
              Net change in unrealized                                (1,436,347)               (322,915)
              Increase in accounts payable and
              accrued expenses                                           748,990                 225,417
              Decrease in net option premiums                             12,165                  20,725
              Decrease in other assets                                   123,842                       0
                                                                     -----------             -----------
                  Net cash from (for) operating activities             2,631,871                (61,844)
                                                                     -----------             -----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
     Addition of units                                                 6,525,844              11,387,259
     Decrease in subscription deposits                                   (25,720)                      0
     Offering costs paid                                                (369,968)                 (5,630)
     Redemption of units                                              (1,639,493)                      0
                                                                     -----------             -----------
                  Net cash from financing activities                   4,490,663              11,381,629
                                                                     -----------             -----------
Net increase in cash                                                   7,122,534              11,319,785

CASH
     Beginning of period                                              11,754,908                   2,000
                                                                     -----------             -----------
     End of period                                                   $18,877,442             $11,321,785
                                                                     ===========             ===========

END OF PERIOD CASH CONSISTS OF:
     Cash in broker trading accounts                                 $14,560,861             $10,004,683
     Cash                                                              4,316,581               1,317,102
                                                                     -----------             -----------
                  Total end of period cash                           $18,877,442             $11,321,785
                                                                     ===========             ===========


                                                  See accompanying notes.


                                                    KENMAR GLOBAL TRUST
                              STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                                   For the Nine Months Ended September 30, 1998 and 1997
                                                        (Unaudited)

                                                        ----------

                                                                                   Unitholders' Capital
                                                          Total         -------------------------------------------------
                                                        Number of       Managing           Other
                                                          Units           Owner         Unitholders             Total
                                                       ------------     --------        -----------          -----------
Nine Months Ended September 30, 1998
------------------------------------

Balances at December 31, 1997                          123,650.8308     $125,970        $12,251,351          $12,377,321

Net income for the nine months
  ended September 30, 1998                                                32,951          3,150,270            3,183,221

Additions                                               61,475.3446       55,400          6,470,444            6,525,844

Redemptions                                            (16,199.3313)           0         (1,674,179)          (1,674,179)

Offering costs                                                            (4,258)          (411,763)            (416,021)
                                                       ------------     --------        -----------          -----------
Balances at September 30, 1998                         168,926.8441     $210,063        $19,786,123          $19,996,186
                                                       ============     ========        ===========          ===========

Nine Months Ended September 30, 1997
------------------------------------

Balances at December 31, 1996                               20.0000     $    400        $     1,600          $     2,000

Additions                                              113,411.1982      115,800         11,271,459           11,387,259

Net income for the nine months
  ended September 30, 1997                                                   157             14,772               14,929

Offering costs                                                              (808)           (78,069)             (78,877)
                                                       ------------     --------        -----------          -----------
Balances at September 30, 1997                         113,431.1982     $115,549        $11,209,762          $11,325,311
                                                       ============     ========        ===========          ===========



                                             Net Asset Value Per Unit
                     -----------------------------------------------------------------------------
                     September 30,          December 31,         September 30,         December 31,
                         1998                  1997                 1997                  1996
                       -------               -------               ------                -------

                       $118.37               $100.10               $99.84                $100.00
                       =======               =======               ======                =======


                                               See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ----------

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

     C. Method of Reporting

        The Trust's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Trust's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase prices and market prices) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39--"Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers include other trading fees and are charged to expense when contracts are opened.

     D. Income Taxes

        The Trust prepares calendar year U.S. and state information tax returns and reports to the Unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------


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

                                   ----------

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

        The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Trust are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $35,057 during the nine months ended September 30, 1998.

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

                                   ----------

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

        The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the nine months ended September 30, 1998 and for the period May 22, 1997 (commencement of trading) to September 30, 1997 and the related fair values as of September 30, 1998 and December 31, 1997 are as follows:

                                                  For the Nine      For the Period
                                                  Months Ended       May 22, 1997          As of              As of
                                                  September 30,           to            September 30,      December 31,
                                                      1998        September 30, 1997        1998               1997
                                                  ------------    ------------------    -------------       -----------

           Exchange traded futures and
             options on futures contracts           $1,110,000         $240,000           $2,195,000         $847,000
           Forward contracts                               200           50,000               80,000            3,000

        Net trading results from derivatives for the three months and nine months ended September 30, 1998 and 1997 are reflected in the statement of operations and consists of the gain from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months and nine months ended September 30, 1998, the net trading gain from derivatives was approximately $3,899,000 and $4,804,000, respectively. For the three months and nine months ended September 30, 1997, the net trading gain from derivatives was approximately $406,000

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        and $254,000, respectively. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts, options on futures contracts and forward contracts.

        Open contracts generally mature within one year; the latest maturity date for open contracts as of September 30, 1998 is December 2000. However, the Trust intends to close all contracts prior to maturity. At September 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                                               September 30,                       December 31,
                                                                   1998                                1997
                                                      ------------------------------      -----------------------------
                                                      Contracts to      Contracts to      Contracts to       Contract to
                                                        Purchase            Sell            Purchase            Sell
                                                      ------------       -----------      -----------       -----------
               Exchange traded futures contracts and
               written options thereon:

                 -  Financial instruments             $195,900,000      $  4,200,000      $44,900,000       $16,300,000
                 -  Metals                               5,600,000         5,900,000        1,800,000         3,700,000
                 -  Energy                                 600,000         1,400,000                0         1,100,000
                 -  Agricultural                           600,000         6,400,000        1,500,000         2,800,000
                 -  Currencies                          15,700,000         5,900,000       15,300,000        18,800,000

              Forward Contracts:
                 -  Currencies                           5,600,000         1,600,000                0           700,000
                                                      ------------       -----------      -----------       -----------
                                                      $224,000,000       $25,400,000      $63,500,000       $43,400,000
                                                      ============       ===========      ===========       ===========

              Exchange traded purchased options
                 on futures contracts:
                 -  Financial instruments             $          0       $         0      $ 3,400,000       $         0
                 -  Currencies                                   0                 0                0         1,400,000
                                                      ------------       -----------      -----------       -----------
                                                      $          0       $         0      $ 3,400,000       $ 1,400,000
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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 1998, the statements of operations for the nine months ended September 30, 1998 and 1997 and for the three months ended September 30, 1998 and

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

        1997 and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

The Trust commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Trust for the three months and nine months ended September 30, 1998 and 1997.

As of September 30, 1998, the Net Asset Value of the Trust was $19,996,186, an increase of approximately 31.57% from its Net Asset Value of $15,197,940 at June 30, 1998. The Trust's subscriptions and redemptions for the quarter ended September 30, 1998 totaled $2,759,592 and $646,119, respectively. For the quarter ended September 30, 1998, the Trust had revenues comprised of $1,945,436 in realized gains, $2,023,463 in change in unrealized gains and $179,518 in interest income compared to revenues comprised of $146,520 in realized gains, $293,956 in change in unrealized gains and $106,345 in interest income for the same period in 1997. Total income for the third quarter of 1998 increased by $3,601,596 from the same period in 1997, while total expenses increased by $936,850 between these periods. The Net Asset Value per Unit at September 30, 1998 increased 17.16% from $101.03 at June 30, 1998 to $118.37 at September 30,
1998. The Trust's positive performance for the quarter ended September 30, 1998 resulted primarily from gains in currencies, global interest rates, grains and meats.

The Net Asset Value of the Trust increased $7,618,865, or 61.56% from December 31, 1997 through September 30, 1998. The Trust's subscriptions and redemptions for the nine months ended September 30, 1998 totaled $6,525,844 and $1,674,179, respectively. For the nine months ended September 30, 1998, the Trust had revenues comprised of $3,538,619 in realized gains, $1,436,347 in change in unrealized gains and $549,361 in interest income compared to revenues comprised of ($25,851) in realized losses, $322,915 in change in unrealized gains and $151,305 in interest income for the same period in 1997. The total income for the first nine months of 1998 increased by $5,075,958 from the same period in 1997 while expenses increased by $1,907,666 between these periods. The Net Asset Value per Unit at September 30, 1998 increased 18.25% from $100.10 at December 31, 1997 to $118.37 at September 30, 1998. The Trust's positive performance for the first nine months of 1998 resulted primarily from gains in European and US interest rates, European stock indices, grains, tropicals and meats.

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

YEAR 2000 COMPLIANCE. Commodity pools, like financial business organizations and individuals around the world, depend on the smooth functioning of computer systems. Many computer systems in use today cannot recognize the computer code for the year 2000, but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem". The Trust could be adversely affected if computer systems used by Kenmar or any third party with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or after January 1, 2000. Such a failure could have a negative impact on the handling or determination of futures trades and prices and the services provided to the Trust.

Kenmar has begun its planning in response to the Year 2000 Problem and currently has employees specifically working on such response. Kenmar has developed its own Year 2000 compliance plan to deal with the potential problems and has taken steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that relate to the Trust. This includes hardware and software upgrades, systems consulting and computer maintenance.

Beyond the challenges facing internal computer systems, the systems failure of any of the third parties with whom the Trust has a material relationship--e.g., the futures exchanges and clearing organizations through which it trades and the respective Advisors--could result in a material financial risk to the Trust. Regarding the futures exchanges, all United States futures exchanges will be subject to the monitoring of the CFTC for their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999. With respect to the Advisors, Kenmar intends to monitor their progress throughout 1999 in their Year 2000 compliance and, where applicable, to test external interface with the Advisors.

Despite the best efforts of Kenmar, there can be no assurance that the above steps will be sufficient to avoid any adverse impact to the Trust, whether from failures in its own computer systems or those of the Advisors or Clearing Brokers or other third parties. The cost of Year 2000 compliance has not been and is not expected to be material to the financial condition or operating results of the Partnership.

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

Kenmar has procedures in place intended to control the Trust's exposure to market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Trust, calculating the Net Asset Value of the Advisors respective Trust accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations--both on an Advisor-by-Advisor and on an overall Trust basis. While Kenmar will not itself intervene in the markets to hedge or diversify the Trust's market exposure, Kenmar may urge Advisors to reallocate positions, or itself reallocate Trust assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, Kenmar's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

During the third quarter of 1998, 24,448 Units were sold for a total of $2,759,600.

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


                                     KENMAR GLOBAL TRUST

                                 By:  Kenmar Advisory Corp., managing owner


Dated: November 13, 1998              By:    /s/ ROBERT L. CRUIKSHANK
                                         ----------------------------------
                                         Robert L. Cruikshank
                                         Executive Vice President
                                         (Duly Authorized Officer
                                         of Kenmar)


Dated: November 13, 1998              By:    /s/ THOMAS J. DIVUOLO
                                         ----------------------------------
                                         Thomas J. DiVuolo
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)