Form 10-K
period 1998-12-31
KENMAR GLOBAL TRUST
filed 1999-03-25
CIK 1019561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission File Number 333-8869
                                                --------

                               KENMAR GLOBAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             06-6429854
    ----------------------------          -----------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

         Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831
         --------------------------------------------------------------
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 861-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Units of Beneficial Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]      No [ ]

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business.......................................................     1

Item 2.   Properties.....................................................     7

Item 3.   Legal Proceedings..............................................     7

Item 4.   Submission of Matters to a Vote of Security Holders............     7


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................     8

Item 6.   Selected Financial Data........................................     9

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....    11

Item 8.   Financial Statements and Supplementary Data....................    11

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................    11


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............    12

Item 11.  Executive Compensation.........................................    13

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................    13

Item 13.  Certain Relationships and Related Transactions.................    14


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................    15

                                     PART I
Item 1. Business

(a) General Development of Business:

Kenmar Global Trust (the "Fund") is a Delaware business trust that operates as a commodity investment pool. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997. The Fund maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831, with a telephone number of
(203) 861-1000. The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors"). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading.

Units of beneficial interest are offered for sale as of the last day of each month at the then-current Net Asset Value per Unit. The minimum investment is $5,000, except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) Unitholders subscribing for additional Units, where the minimum investment is $2,000. Investors receive a Prospectus that sets forth the material terms of the investment. The Prospectus is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the National Futures Association (the "NFA") and the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

The Fund's managing owner is Kenmar Advisory Corp. ("Kenmar"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. Kenmar is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Kenmar.

The Fund itself does not have any employees. Rather, Kenmar employs 38 persons (as of March 15, 1999) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

The Fund is managed by Kenmar. Kenmar: (i) selects the Fund's Clearing Brokers and Selling Agents and selects and monitors the Advisors; (ii) allocates and/or reallocates Fund assets among the Advisors; (iii) determines if an Advisor should be removed or replaced; (iv) negotiates advisory fees; and (v) performs such other services as Kenmar believes that the Fund may from time to time require.

(b) Financial Information about Industry Segments:

     The Fund's business constitutes only one segment for financial reporting purposes, i.e., a commodity investment pool.

(c) Narrative Description of Business:

GENERAL

Kenmar believes that the most effective means of controlling the risks of the Fund's futures, forward and options trading is through a diversified portfolio of Advisors. An important part of this strategy focuses on controlling risk by combining Advisors who employ diverse trading methodologies -- such as technical, fundamental, systematic, trend-following, discretionary or mathematical -- and who exhibit diverse performance characteristics. The objective of this strategy is to construct a portfolio of Advisors whose combined performance best meets the investment aim of the Fund to achieve superior returns within appropriately defined parameters of risk.

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

Advisor Summaries

Set forth below is a brief description of the portfolio of Advisors trading for the Fund as of March 15, 1999.

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

HIRST INVESTMENT MANAGEMENT INC.

Hirst Investment Management Inc. trades a diversified portfolio pursuant to its DSP Trading System (the "System"). The System is a technical methodology which uses information generated by the market itself, such as prices, volume and open interest. It ignores "fundamental" data, such as news, politics, and weather, except as these factors are reflected in the markets. The methodology and the algorithms used are original work and are not derived from any other known trading methodology. Hirst Investment Management Inc. may trade futures on any and all U.S. and non-U.S. commodities including, but not limited to, financials, currencies, interest-rate contracts, metals, livestock, grains, stock indices, energies, softs, fiber and foods. Hirst Investment Management Inc. may also trade the interbank foreign exchange markets and cash commodities and may effect exchanges of futures for physicals (EFP) transactions.

HYMAN BECK & COMPANY, INC.

Hyman Beck & Company, Inc. relies primarily on technical analysis. The trading methodologies employed by Hyman Beck & Company, Inc. are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques which are quantitative and proprietary in nature. Hyman Beck & Company, Inc. trades its Global Portfolio on behalf of the Fund, relying on long-term, technical trend-following analysis. The Global Portfolio trades a portfolio of over 30 futures and forward markets worldwide with a concentration in world interest rate and other financial markets.

SUNRISE CAPITAL PARTNERS, LLC

Sunrise Capital Partners, LLC will trade its Expanded Diversified Program on behalf of the Fund. Sunrise Capital Partners, LLC utilizes technical trend-following systems trading a wide continuum of time windows. Relying on technical analysis Sunrise Capital Partners, LLC believes that future price movements in all markets may be more accurately anticipated by analyzing historical price movements within a quantitative framework rather attempting to predict or forecast changes in price through fundamental economic analysis. The trading methodologies employed by Sunrise Capital Partners LLC are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques which are quantitative, proprietary in nature and which have been either learned or developed by principals of Sunrise Capital Partners,

LLC. Sunrise Capital Partners, LLC's trading system consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.

WILLOWBRIDGE ASSOCIATES INC.

Willowbridge Associates Inc. utilizes its XLIM Trading Approach on behalf of the Fund. The XLIM Trading Approach is traded on a discretionary basis by Philip L. Yang. Trading decisions are based primarily on Mr. Yang's analysis of technical factors, fundamentals and market action. The XLIM Trading Approach trades are selected from a wide variety of futures contracts, forwards, spot and options contracts on United States and international markets, including but not limited to, financial instruments, currencies, precious and base metals and agricultural commodities. Mr. Yang reserves the right to change the portfolio composition of the XLIM Trading Approach.

USE OF PROCEEDS

The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to the Advisors.

To the extent the Fund trades in futures contracts on U.S. exchanges, the assets deposited by the Fund with its Clearing Brokers as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments -- principally U.S. government obligations.

To the extent that the Fund trades in futures, forward, options and related contracts on markets other than regulated U.S. futures exchanges, funds deposited to margin positions held on such exchanges are invested in bank deposits or in instruments of a credit standing generally comparable to those authorized by the CFTC for investment of "customer segregated funds," although applicable CFTC rules prohibit funds employed in trading on foreign exchanges from being deposited in "customer segregated fund accounts."

Although the percentages set forth below may vary substantially over time, Kenmar estimates that:

          (i) up to approximately 56% of the Net Asset Value of the Fund will be placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules;

          (ii) up to approximately 5% of the Fund's assets will be used to margin foreign futures contracts; and

          (iii) approximately 39% in bank deposits.

In addition, assets of the Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Fund and may be held in United States Treasury bills (or other securities approved by the CFTC for investment of customer funds).

The Fund receives all of the interest income earned on its assets.

                                "BREAKEVEN TABLE"

The "Breakeven Table" below indicates the approximate percentage and dollar returns required for the redemption value of an initial $5,000 investment in the Units to equal the amount originally invested twelve months after issuance (assuming the Units are redeemed during months 7-12 and, therefore, are subject to a 3% redemption charge).

The "Breakeven Table," as presented, is not affected by the size of the Fund. The Fund's capitalization does not directly affect the level of its charges as a percentage of Net Asset Value, as the Fund has no fixed dollar amount, as opposed to (i) percentage of assets, (ii) percentage of profits or (iii) per-trade costs (each of which will, or should, equal approximately the same percentage of the Fund's equity, whatever its size), other than administrative expenses (which are assumed in the "Breakeven Table" to equal the maximum estimated percentage of the Fund's average beginning of month Net Assets). In order for Column II in the "Breakeven Table" to present absolute dollar amount "breakeven" figures, it has been assumed that the average beginning of month Net Assets attributable to an initial investment during the twelve-month "breakeven" period equals the amount of such initial investment. This is, in fact, unlikely to be the case.

                                                      "BREAKEVEN TABLE"
-------------------------------------------------------------------------------------------------------------------
                                                                                              DOLLAR RETURN
                    EXPENSES (1)                              PERCENTAGE RETURN                 REQUIRED
                WHICH MUST BE OFFSET                              REQUIRED             ($5,000 INITIAL INVESTMENT)
                  TO "BREAK EVEN"                            FIRST TWELVE MONTHS           FIRST TWELVE MONTHS
                                                                OF INVESTMENT                 OF INVESTMENT
-------------------------------------------------------------------------------------------------------------------
Brokerage Commissions (2)                                           11.00%                      $ 550.00
-------------------------------------------------------------------------------------------------------------------
Administrative Expenses (3)                                          1.0%                       $  50.00
-------------------------------------------------------------------------------------------------------------------
Miscellaneous Execution Costs (4)                                    0.25%                      $  12.50
-------------------------------------------------------------------------------------------------------------------
Advisors' Profit Shares (5)                                          2.00%                      $ 100.00
-------------------------------------------------------------------------------------------------------------------
Kenmar Incentive Fee (6)                                             0.15%                      $   7.50
-------------------------------------------------------------------------------------------------------------------
Redemption Charge (7)                                                3.10%                      $ 155.00
-------------------------------------------------------------------------------------------------------------------
Interest Income (8)                                                 (4.6)%                      $(230.00)
-------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK
EVEN" IF UNITS ARE REDEEMED ON OR BEFORE THE 12TH MONTH-            12.9%                       $ 645.00
END FOLLOWING SALE.
-------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK
EVEN" IF UNITS ARE REDEEMED ON THE 13TH MONTH-END                   11.84%                      $ 592.00
THROUGH THE 18TH MONTH-END FOLLOWING SALE.
-------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK
EVEN" IF UNITS ARE REDEEMED AFTER THE 18TH MONTH-END                 9.80%                      $ 490.00
FOLLOWING SALE.
-------------------------------------------------------------------------------------------------------------------

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

(4) Estimated; paid on a per-transaction basis. "Bid-ask" spreads are not included due to the difficulty of determining such spreads, which may constitute a significant cost to the Fund.

(5) Profit Shares are calculated quarterly on the basis of each Advisor's individual performance, not the overall performance of the Fund. Consequently, it is not possible to determine the amount of Profit Shares, if any, that would be payable in a "breakeven" year. Kenmar believes that 2.00% of average beginning of month Net Assets is a reasonable estimate for such Profit Shares, but the actual Profit Shares paid in a "breakeven" year could substantially exceed such estimate.

(6) No Incentive Fee might, in fact, be due despite the approximately 3.1% Net Asset Value gain necessary to offset the redemption charge of $155 (based on an initial $5,000 investment). However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain.

(7) Redemption charges for purposes of this "breakeven" analysis equal 3.1% of the initial $5,000 investment because these charges would equal 3% of the $5,155 Net Asset Value required so that after subtraction of the 3% redemption charge, the investor would receive net redemption proceeds of $5,000.

(8)  Interest income is estimated based on current rates.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT        NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------        -----------------       -----------------

Kenmar           Brokerage commissions   Flat-rate monthly commissions of 0.917%
                                         of the Fund's beginning of month Net
                                         Assets (an 11% annual rate). Such
                                         commissions cover all floor brokerage,
                                         exchange, clearing and NFA fees
                                         incurred in the Fund's trading.

Third Parties    Miscellaneous           Paid as incurred; not anticipated to
                 execution costs         exceed 0.25% of average beginning of
                                         month Net Assets per year.

Counterparties   "Bid-ask" spreads       Each counterparty with which the Fund
                                         trades receives "bid-ask" spreads on
                                         the forward trades executed on behalf
                                         of the Fund.

Advisors         Profit Shares           Paid by the Fund on a quarterly basis
                                         (although accrued against Net Asset
                                         Value per Unit monthly). Each initial
                                         Advisor's Profit Share is determined
                                         based on any New Trading Profit (as
                                         defined) generated by such Advisor. New
                                         Trading Profit in respect of each
                                         Advisor's account is calculated after
                                         reduction for brokerage commissions at
                                         an annual rate of 4.5%--7.0%, rather
                                         than at an 11% annual rate, and
                                         execution costs actually incurred
                                         (other than floor brokerage, exchange,
                                         clearing and NFA fees). New Trading
                                         Profit is not reduced by any Incentive
                                         Fee, administrative expenses or
                                         organizational and initial offering
                                         costs (or extraordinary expenses). THE
                                         PROFIT SHARES ARE PAYABLE SEPARATELY TO
                                         EACH ADVISOR BASED ON ITS INDIVIDUAL
                                         PERFORMANCE, NOT OVERALL PROFITS OF THE
                                         FUND. UNITS MAY BE SUBJECT TO REDUCTION
                                         FOR PROFIT SHARES ATTRIBUTABLE TO A
                                         PARTICULAR ADVISOR EVEN THOUGH THE NET
                                         ASSET VALUE PER UNIT HAS DECLINED FROM
                                         THE PURCHASE PRICE OF SUCH UNITS.

Kenmar           Incentive Fee           Paid by the Fund as a whole on an
                                         annual basis (although accrued against
                                         Net Asset Value per Unit monthly). The
                                         Incentive Fee equals 5% of any New
                                         Overall Appreciation (as defined). AN
                                         INCENTIVE FEE MAY BE ALLOCATED EVEN
                                         THOUGH THE NET ASSET VALUE PER UNIT HAS
                                         DECLINED FROM THE PURCHASE PRICE OF
                                         SUCH UNITS.

Third Parties    Operating, Selling and  Paid as incurred; not anticipated to
                 Administrative costs    exceed 1.0% of the Fund's average
                                         beginning of month Net Assets per year.

REGULATION

Kenmar, the Advisors and the Clearing Brokers are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Fund does not use any physical properties in the conduct of its business.

The Fund's only place of business is the place of business of Kenmar. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. which is located at Two Worlds Fair Drive, P.O. Box 6741, Somerset, New Jersey 08875-6741.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Fund or Kenmar is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Fund has never submitted any matters to a vote of its Unitholders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information:

     There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b)  Holders:

     As of December 31, 1998, there were 838 holders of Units, including Kenmar and the Advisors. As of December 31, 1998, Robert L. Cruikshank owned 1,000 Units, Marc S. Goodman owned 52.8321 Units in his individual retirement account and Kenmar owned 2,333.0461 Units.

(c)  Dividends:

     The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements

                                                   Year ended            Year ended           Period Ended
                                                December 31, 1998     December 31, 1997     December 31, 1996
                                                -----------------     -----------------     -----------------
Operations Data
Realized Gains (Losses) ......................    $ 4,443,190         $  (162,443)               $     0
Change in Unrealized .........................        381,635             838,321                      0
Interest Income ..............................        750,290             293,033                      0
Brokerage Commissions ........................        147,779              45,814                      0
Managing Owner Brokerage Commissions .........      1,652,458             631,403                      0
Managing Owner Incentive fee .................         43,400                   0                      0
Advisor Profit Shares ........................        984,809             106,886                      0
Operating Expenses ...........................        134,568              58,398                      0
Net Income ...................................      2,612,101             126,410                      0
Net income Per Unit (Based on Weighted
  Average Number of Units Outstanding) .......          16.96                1.24                      0
Increase in Net Asset Value per Unit .........          13.09                0.10                      0


                                                    12/31/98            12/31/97                 12/31/96
                                                  ----------          -----------                --------
Financial Position Data:
Managing Owner's Capital .....................    $   263,850         $   125,970                $   400
Other Unitholders' Capital ...................     25,099,248          12,251,351                  1,600
Total Capital ................................     25,363,098          12,377,321                  2,000
Net Asset Value Per Unit .....................         113.19              100.10                 100.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to the Advisors. The assets of the Fund are deposited with the Clearing Brokers in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

Results of Operations.

The Fund incurs substantial charges from the payment of Profit Shares to the Advisors and the Incentive Fee and Brokerage Commissions to Kenmar. The Brokerage Commissions are payable without regard to the profitability of the Fund. Thus, due to the nature of the Fund's business, the success of the Fund is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forward and option contracts sufficient to produce capital appreciation after payment of all fees and expenses.

The following paragraph presents a summary of the Fund's operations for the calendar year 1998. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 1998, the Net Asset Value of the Fund was $25,363,098, an increase of approximately 104.92% from its Net Asset value of $12,377,321 at December 31, 1997. The Fund's subscriptions and redemptions for the year ended December 31, 1998 totaled $13,497,520 and $2,401,065, respectively. For the year ended December 31, 1998, the Fund had revenues comprised of $4,443,190 in realized trading gains, $381,635 in change in unrealized trading gains and $750,290 in interest income. Total expenses for the year ended December 31, 1998 were $2,963,014. The Net Income for the year ended December 31, 1998 was $2,612,101. The Net Asset Value per Unit at December 31, 1998 increased 13.08% from $100.10 at December 31, 1997 to $113.19 at December 31, 1998. The Fund's trading gains during 1998 resulted primarily from global interest rates and global stock indices.

As of December 31, 1997, the Net Asset Value of the Trust was $12,377,321, an increase of approximately 116.99% from its Net Asset value of $5,704,100 at the commencement of trading. The Trust's subscriptions and redemptions for the year ended December 31, 1997 totaled $12,847,562 and $450,887, respectively. For the year ended December 31, 1997, the Trust had revenues comprised of ($162,443) in realized trading losses, $838,321 in change in unrealized trading gains and $293,033 in interest income. Total expenses for the year ended December 31, 1997 were $842,501. The Net Income for the year ended December 31, 1997 was $126,410. The Net Asset Value per Unit at December 31, 1997 increased .10% from $100.00 at December 31, 1996 to $100.10 at December 31, 1997. The Trust's trading gains during 1997 were resulted primarily from currencies, global interest rates, energies and grains.

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

The amount of capital raised for the Fund should not, except at extremely high levels of capitalization, have a significant impact on its operations. The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund's account managed by each of them, respectively.

The Fund raises additional capital only through the continuous offering of its Units.

Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

With respect to the Fund's trading, in general the Fund's Advisors will trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

In terms of cash flow, it makes little difference whether a market position remains open (so that the profit or loss on such positions remains unrealized), as cash settlement of unrealized gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Fund is that unrealized items reflect gains or losses on positions which the Advisors have determined not to close out (presumably, in the hope of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no longer being maintained.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 25 of this report. The supplementary financial information specified by
Item 302 of Regulation S-K is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b) Identification of Directors and Executive Officers:

Kenmar Advisory Corp. is the sole managing owner of the Fund. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of Kenmar currently are as follows:

MR. KENNETH A. SHEWER, age 45, has been the Chairman and a director of Kenmar since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

MR. MARC S. GOODMAN, age 50, has been the President and a director of Kenmar since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

MS. ESTHER ECKERLING GOODMAN, age 46, has been the Senior Executive Vice President of Kenmar since March 1991 and has also served as Chief Operating Officer of Kenmar since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

MR. ROBERT L. CRUIKSHANK, age 62, joined Kenmar as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100
(OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

Each director of Kenmar serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of Kenmar are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in the following entities, all of which are affiliates of
Kenmar: Kenmar Asset Allocation Inc., Kenmar Global Strategies Inc., Kenmar Holdings Inc., Kenmar Investment Adviser Corp., Kenmar Securities, Inc. and Kenmar Global Investment Management Inc. In addition, Mr. Shewer is a director of KAS Commodities Inc., Mr. Goodman is a director of MSG Commodities Inc. and both are managing members of Select Advisors L.L.C. and Kenmar Greenwich Holdings LLC.

(c) Identification of Certain Significant Employees:

    None.

(d) Family Relationships:

    None.

(e) Business Experience:

    See Item 10(a)(b) above.

(f) Involvement in Certain Legal Proceedings:

    None.

(g) Promoters and Control Persons:

    Kenmar is the sole promoter and controlling person of the Fund.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no directors or executive officers. The business of the Fund is managed by Kenmar which is responsible for the administration of the business affairs of the Fund and receives the compensation described in Item 1 hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners:

As of December 31, 1998, no person or "group" is known to be or has been the beneficial owner of more than five percent of the Units.

(b) Security Ownership of Management:

As of December 31, 1998, the following officers of Kenmar beneficially owned the following number of Units:

                                       Number of         Percent
         Name of Beneficial Owner      Units Owned       of Class
         ------------------------      -----------       --------
         Robert L. Cruikshank          1,000             Less than 1%
         Marc S. Goodman               52.8321           Less than 1%

As of December 31, 1998, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

(c) Changes in Control:

    None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others:

Kenmar acts as managing owner and commodity pool operator. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. The Fund pays its own administrative expenses.

(b) Certain Business Relationships:

    None.

(c) Indebtedness of Management:

The Fund is prohibited from making any loans, to management or otherwise.

(d) Transactions with Promoters:

    Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1. Affirmation of the Commodity Pool Operator.........................  -ii-
       Independent Auditor's Report....................................... -iii-
       Statements of Financial Condition as of December 31, 1998 and 1997. F-1 Statements of Operations for the years ended December 31, 1998 and 1997 and for the period July 17, 1996 (inception) to
         December 31, 1996 ...............................................   F-2
       Statements of Cash Flows for the years ended December 31, 1998 and 1997 and for the period July 17, 1996 (inception)  to
         December 31, 1996................................................   F-3
       Statements of changes in Unitholders' Capital (Net Asset Value)
         for the years ended December 31, 1998 and 1997 and for the
         Period July 17, 1996 (inception) to December 31, 1996..........    F-4
       Notes to Financial Statements.................................... F-5-F-9

    2. Financial Data Schedule

    3. The following exhibits are filed with this Report or incorporated by reference in the Prospectus dated July 1, 1998 included within the Registration Statement on Form S-1 (File No. 333-8869):

          1.01   Form of Selling Agreement

          1.02   Amendment No. 1 to Selling Agreement

          3.01   Certificate of Formation of the Registrant

          3.02   Declaration of Trust and Trust Agreement of the Registrant

          3.03   Amended and Restated Declaration of Trust and Trust Agreement

          10.01  Form of Advisory Agreement

          10.02 Form of Customer Agreement between the Fund and the Commodity Brokers

          10.03  Form of Escrow Agreement

          10.04  Subscription Agreement and Power of Attorney


(b) Reports on Form 8-K:

     The Fund did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.

                               KENMAR GLOBAL TRUST

                               By: Kenmar Advisory Corp., managing owner

                                   By: /s/ Kenneth A. Shewer
                                       ---------------------
                                       Kenneth A. Shewer
                                       Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1999.



                               KENMAR GLOBAL TRUST

                               By: Kenmar Advisory Corp., managing owner

                                   By: /s/ Kenneth A. Shewer
                                       ---------------------
                                       Kenneth A. Shewer
                                       Chairman and Director
                                       (Principal Executive Officer)


                                   By: /s/ Marc S. Goodman
                                       ---------------------
                                       Marc S. Goodman
                                        President and Director

                                   By: /s/ Thomas J. DiVuolo
                                       ---------------------
                                       Thomas J. DiVuolo
                                       Senior Vice President
                                      (Principal Financial and Accounting
                                       Officer for the Fund)