Form 10-Q
period 1999-03-31
KENMAR GLOBAL TRUST
filed 1999-05-17
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 1999
                        Commission File Number: 333-9898



                               Kenmar Global Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               06-6429854
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (203) 861-1000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

                               KENMAR GLOBAL TRUST
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX

                                                                                              PAGE
                                                                                              ----

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

               Statements of Financial Condition as of March 31, 1999 (unaudited)
               and December 31, 1998 (audited)...................................................1


               Statements of Operations for the Three Months Ended March 31, 1999
               and 1998 (unaudited)..............................................................2


               Statements of Cash Flows for the Three Months Ended March 31, 1999
               and 1998 (unaudited)..............................................................3


               Statements of Changes in Unitholders'  Capital (Net Asset Value) for
               the Three Months Ended March 31, 1999 and 1998  (unaudited).......................4


               Notes to Financial Statements (unaudited).......................................5-9


       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................................10-12


       Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................13


PART II - OTHER INFORMATION

       Item 2. Changes in Securities............................................................14


       Item 6. Exhibits and Reports on Form 8-K.................................................14


SIGNATURES......................................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 1999 (Unaudited) and December 31, 1998 (Audited)
                               ------------------

                                                                   March 31,   December 31,
                                                                     1999         1998
                                                                 -----------   -----------
ASSETS
    Equity in broker trading accounts
      Cash                                                       $13,347,606   $14,288,556
      Unrealized gain on open contracts                               40,590     1,219,956
                                                                 -----------   -----------
          Deposits with brokers                                   13,388,196    15,508,512
    Cash                                                          12,516,874    10,582,645
    Subscriptions receivable                                          35,280             0
                                                                 -----------   -----------
          Total assets                                           $25,940,350   $26,091,157
                                                                 ===========   ===========
LIABILITIES
    Accounts payable                                             $    75,247   $    65,017
    Commissions and other trading fees on open contracts              21,600        18,122
    Managing Owner brokerage commissions                             182,135       160,616
    Managing Owner incentive fee                                      36,442        42,368
    Advisor profit shares                                                  0       109,106
    Reimbursable offering costs                                            0        44,975
    Redemptions payable                                              367,457       255,238
    Redemption charges payable to Managing Owner                       2,334         4,897
    Subscription deposits                                                  0        27,720
                                                                 -----------   -----------
          Total liabilities                                          685,215       728,059
                                                                 -----------   -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
Managing Owner -- 2,544.1954 and 2,331.0461 units outstanding
    at March 31, 1999 and December 31, 1998                          263,401       263,850
Other Unitholders -- 241,395.4867 and 221,745.5512 units
    outstanding at March 31, 1999 and December 31, 1998           24,991,734    25,099,248
                                                                 -----------   -----------
          Total unitholders' capital
             (Net Asset Value)                                    25,255,135    25,363,098
                                                                 -----------   -----------

                                                                 $25,940,350   $26,091,157
                                                                 ===========   ===========

                                       See accompanying notes

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                               ------------------


                                                           Three Months
                                                               Ended
                                                             March 31,
                                                       1999            1998
                                                   -----------      -----------
INCOME
    Trading gains (losses)
      Realized                                     $  (449,037)     $ 1,179,902
      Change in unrealized                          (1,179,366)        (209,723)
                                                   -----------      -----------
          Gain (loss) from trading                  (1,628,403)         970,179
    Interest income                                    234,700          187,294
                                                   -----------      -----------
          Total income (loss)                       (1,393,703)       1,157,473
                                                   -----------      -----------
EXPENSES
    Brokerage commissions                               79,211           25,718
    Managing Owner brokerage commissions               624,465          337,817
      Managing Owner incentive fee                           0           22,840
    Advisor profit shares                               36,442          135,822
    Operating expenses                                  71,961           16,524
                                                   -----------      -----------
          Total expenses                               812,079          538,721
                                                   -----------      -----------
          NET INCOME (LOSS)                        $(2,205,782)     $   618,752
                                                   ===========      ===========
NET INCOME (LOSS) PER UNIT
(based on weighted average number of
units outstanding during the period)               $     (9.61)     $      4.80
                                                   ===========      ===========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                           $     (9.66)     $      3.99
                                                   ===========      ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                               ------------------

                                                                    Three Months
                                                                        Ended
                                                                      March 31,
                                                                 1999           1998
                                                            ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                       $ (2,205,782)   $    618,752
        Adjustments to reconcile net income (loss) to net
        cash from operating activities:
           Increase in net option premiums paid                        0         (16,055)
           Net change in unrealized                            1,179,366         209,723
           Decrease in other assets                                    0         177,369
           Increase (decrease) in accounts payable
                 and accrued expenses                            (79,805)        102,645
                                                            ------------    ------------
               Net cash from (for) operating activities     $ (1,106,221)      1,092,434
                                                            ------------    ------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                          2,625,258       2,060,373
    Decrease in subscription deposits                            (27,720)        (25,720)
    Offering costs paid                                          (88,023)        (90,339)
    Redemption of units                                         (410,015)       (310,494)
                                                            ------------    ------------
               Net cash from financing activities              2,099,500       1,633,820
                                                            ------------    ------------
Net increase in cash                                             993,279       2,726,254
CASH
    Beginning of period                                       24,871,201      11,754,908
                                                            ------------    ------------
    End of period                                           $ 25,864,480    $ 14,481,162
                                                            ============    ============
END OF PERIOD CASH CONSISTS OF:
    Cash in broker trading accounts                         $ 13,347,606    $ 12,888,925
    Cash                                                      12,516,874       1,592,237
                                                            ------------    ------------
               Total end of period cash                     $ 25,864,480    $ 14,481,162
                                                            ============    ============



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                               ------------------


                                                                 Unitholders' Capital
                                        Total       --------------------------------------------
                                      Number of       Managing         Other
                                        Units           Owner        Unitholders        Total
                                    ------------    ------------    ------------    ------------
Three Months Ended March 31, 1999
Balances at
  December 31, 1998                 224,076.5973    $    263,850    $ 25,099,248    $ 25,363,098
Net (loss) for the three months
  ended March 31, 1999                                   (23,000)     (2,182,782)     (2,205,782)
Additions                            24,803.4948          23,000       2,637,538       2,660,538
Redemptions                          (4,940.4100)              0        (519,671)       (519,671)
Offering costs                                              (449)        (42,599)        (43,048)
                                    ------------    ------------    ------------    ------------
Balances at
  March 31, 1999                    243,939.6821    $    263,401    $ 24,991,734    $ 25,255,135
                                    ============    ============    ============    ============
Three Months Ended March 31, 1998
Balances at
  December 31, 1997                 123,650.8308    $    125,970    $ 12,251,351    $ 12,377,321
Net income for the three months
     ended March 31, 1998                                  6,295         612,457         618,752
Additions                            20,586.6203          18,400       2,118,253       2,136,653
Redemptions                          (2,881.4539)              0        (298,977)       (298,977)
Offering costs                                            (1,213)       (118,104)       (119,317)
                                    ------------    ------------    ------------    ------------

Balances at
  March 31, 1998                    141,355.9972    $    149,452    $ 14,564,980    $ 14,714,432
                                    ============    ============    ============    ============



                                  Net Asset Value Per Unit
          ----------------------------------------------------------------------
               March 31,        December 31,       March 31,        December 31,
                 1999              1998              1998              1997
                 ----              ----              ----              ----
               $103.53           $113.19           $104.09           $100.10
               =======           =======           =======           =======

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               ------------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.    General Description of the Fund

               Kenmar Global Trust (the "Fund") is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forwards and related markets. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997.

         B.    Regulation

               As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Fund trades.

         C.    Method of Reporting

               The Fund's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase prices and market prices) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers include other trading fees and are charged to expense when contracts are opened.

         D.    Income Taxes

               The Fund prepares calendar year U.S. and state information tax returns and reports to the Unitholders their allocable shares of the Fund's income, expenses and trading gains or losses.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                               ------------------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         E.    Organizational and Offering Costs

               Organizational and initial offering costs (exclusive of selling commissions) of approximately $540,000 were advanced to the Fund by the Managing Owner. Such costs are charged to the Fund and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Fund's beginning of month Net Asset Value. As of December 31, 1998, all such organizational and initial offering costs advanced by the Managing Owner have been charged to unitholders' capital.

               Ongoing offering costs are borne by the Fund and are charged directly to unitholders' capital as incurred.

         F.    Foreign Currency Transactions

               The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.  MANAGING OWNER

         The Managing Owner of the Fund is Kenmar Advisory Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund.

         The Managing Owner is paid monthly brokerage commissions equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the Advisors. The amount paid to the Managing Owner is reduced by brokerage commissions and other trading fees paid directly by the Fund.

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units.

Note 3.  COMMODITY TRADING ADVISORS

         The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 15% to 20% of Trading Profit (as defined in each advisory agreement).

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                               ------------------


Note 4.  DEPOSITS WITH BROKERS

         The Fund deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Fund earns interest income on its cash deposited with the brokers.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner.

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $2,054 and $4,442 during the three months ended March 31, 1999 and 1998, respectively.

Note 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Fund engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         The Fund has cash on deposit with interbank market makers and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                               ------------------


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

          institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Fund does not require collateral from such financial institutions. Since forward contracts are traded in unregulated markets between principals, the Fund also assumes the risk of loss from counterparty nonperformance.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid.

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the three months ended March 31, 1999 and 1998, and the related fair values as of March 31, 1999 and December 31, 1998, are as follows:


                                        For the Three
                                         Months Ended             As of          As of
                                           March 31,             March 31,    December 31,
                                      1999           1998          1999          1998
                                  -----------    -----------   -----------   -----------
Exchange traded futures and
   options on futures contracts   $   910,000    $   850,000   $    31,000   $ 1,240,000
Forward contracts                     (50,000)        10,000        10,000       (20,000)


         Net trading results from derivatives for the three months ended March 31, 1999 and 1998, are reflected in the statement of operations and consists of the gain (loss) from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months ended March 31, 1999 and 1998, the net trading gain (loss) from derivatives was approximately $(1,759,000) and $927,000, respectively. Such trading results reflect the net gain
         (loss) arising from the Fund's speculative trading of futures contracts, options on futures contracts and forward contracts.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                               ------------------


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Open contracts generally mature within one year, however, the Fund intends to close all contracts prior to maturity. The latest maturity date for open contracts as of March 31, 1999 and December 31, 1998, is March 2000 and September 1999, respectively. At March 31, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                               March 31,                   December 31,
                                                 1999                         1998
                                     ---------------------------   ---------------------------
                                     Contracts to   Contracts to   Contracts to   Contract to
                                       Purchase         Sell         Purchase        Sell
                                     ------------   ------------   ------------   ------------
Exchange traded futures contracts:
        -  Financial instruments     $139,800,000   $ 79,800,000   $ 96,900,000   $ 99,000,000
        -  Metals                      10,300,000     12,300,000      4,200,000     11,100,000
        -  Energy                       2,200,000      2,100,000              0      1,800,000
        -  Agricultural                 2,800,000      7,500,000        900,000      9,300,000
        -  Currencies                   6,100,000     22,200,000      6,800,000      6,400,000

Forward Contracts:
        -  Currencies                   4,300,000      7,300,000      4,600,000      2,600,000
                                     ------------   ------------   ------------   ------------
                                     $165,500,000   $131,200,000   $113,400,000   $130,200,000
                                     ============   ============   ============   ============



           The above amounts do not represent the Fund's risk of loss due to market and credit risk, but rather represent the Fund's extent of involvement in derivatives at the date of the statement of financial condition.

           The Managing Owner has established procedures to actively monitor and minimize market and credit risk. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of March 31, 1999, the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The proceeds of the offering of the units of beneficial interest (the "Units") are used by the Fund to engage in the speculative trading on futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors").

The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

CAPITAL RESOURCES. The Fund does not have, nor does it expect to have, any capital assets. Redemptions and sales of the Units in the future will affect the amount of funds available for trading futures, forwards and options in subsequent periods.

There are three primary factors that affect the Fund's capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the unitholders of the Fund (the "Unitholders"); and (iii) the capital invested or redeemed by the Fund's managing owner, Kenmar Advisory Corp. ("Kenmar"). Kenmar has maintained, and has agreed to maintain, at all times one percent (1%) interest in the Fund. All capital contributions by Kenmar necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Kenmar, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles as described in the Fund's Amended and Restated Declaration of Trust and Trust Agreement dated as of December 17, 1996 (the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

RESULTS OF OPERATIONS. The Fund incurs substantial charges from the payment of profit shares to the Advisors, incentive fees and brokerage commissions to Kenmar, miscellaneous execution costs, operating, selling and administrative expenses. Brokerage commissions are payable based upon the Net Asset Value of the Fund and are payable without regard to the profitability of the Fund. As a result, it is possible that the Fund may incur a net loss when trading profits are not substantial enough to avoid depletion of the Fund's assets from such fees and expenses. Thus, due to the nature of the Fund's business, the success of the Fund is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forwards and options sufficient to produce capital appreciation after payment of all fees and expenses. Until January 31, 1999 the Fund had been reimbursing Kenmar for the organizational and initial offering costs that it had advanced.

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

The Fund commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Fund for the three months ended March 31, 1999 and 1998.

As of March 31, 1999, the Net Asset Value of the Fund was $25,255,135, a decrease of approximately 0.43% from its Net Asset Value of $25,363,098 at December 31, 1998. The Fund's subscriptions and redemptions for the quarter ended March 31, 1999 totaled $2,660,538 and $519,671, respectively. For the quarter ended March 31, 1999, the Fund had income comprised of $(449,037) in realized trading losses, $(1,179,366) in change in unrealized trading losses and $234,700 in interest income compared to income comprised of $1,179,902 in realized trading gains, $(209,723) in change in unrealized trading losses, and $187,294 in interest income for the same period in 1998. For the first quarter of 1999 the Fund experienced a net income loss of $(2,205,782) compared to net income gain of $618,752 from the same period in 1998, while total expenses increased by $273,358 between these periods. The Net Asset Value Per Unit at March 31, 1999 decreased 8.53% from $113.19 at December 31, 1998 to $103.53 at
March 31, 1999. The Fund's negative performance for the quarter ended March 31, 1999 resulted primarily from European and Pacific Rim interest rates, currencies and metals.

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

With respect to the Fund's trading, in general, the Fund's Advisors will endeavor to trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

In addition, certain Advisors trade on futures markets outside the United States on behalf of the Fund. Certain foreign exchanges may be substantially more prone to periods of illiquidity than United States exchanges. Further, certain Advisors trade forward contracts which are not traded on exchanges; rather banks and dealers act as principals in these markets. The Commodity Futures Trading Commission does not regulate trading on non-U.S. futures markets or in forward contracts.

YEAR 2000 COMPLIANCE. Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (commonly known as the "Year 2000 Problem"). Like other investment funds and financial business organizations, the Fund could be adversely affected if the computer systems used by Kenmar or the Fund's service providers do not properly address this problem prior to January 1, 2000. Currently, Kenmar does not anticipate that the transition to the 21st century will have any material effect on the Fund.

Kenmar has established a "Y2K Task Force" consisting of representatives of its information technology, research, accounting, compliance and trading departments to specifically address all Year 2000 issues in a timely manner. Actions taken have included an analysis of all in-house software and hardware to determine Year 2000 compliance.

Kenmar is currently in the process of requesting confirmation from all third parties with which it and the Fund have a material relationship that said parties have taken the same actions. In-house compliance for all mission-critical software is in progress. Testing of corrected software has already begun. Contingency plans are being established for all non-mission critical systems. No direct costs have been or are expected to be incurred in addressing the Year 2000 Problem. Kenmar has addressed all of the issues as a part of their ongoing operations, so the Fund will not be required to reimburse Kenmar for any expenses incurred.

Despite the corrective measures that Kenmar has implemented, no assurance can be given that the Fund's service providers have anticipated every step necessary to avoid any adverse effect on the Fund attributable to the Year 2000 Problem. A most likely worst case scenario would be one in which trading of contracts on behalf of the Fund becomes impossible as a result of the Year 2000 Problem. Kenmar would be able to assess such a situation in advance of the December 31, 1999 deadline and either liquidate all positions prior to that date and/or establish relationships with additional counterparties. Further, prospective Investors should understand that the failure of third parties, such as futures exchanges, clearing organizations or regulators, to resolve the Year 2000 Problem in a timely manner could result in a material financial risk to the Fund.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in the changes in the Fund's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the financial instruments are traded.

Kenmar has procedures in place intended to control the Fund's exposure to market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, calculating the Net Asset Value of the Advisors respective Fund accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and on an overall Fund basis. While Kenmar will not itself intervene in the markets to hedge or diversify the Fund's market exposure, Kenmar may urge Advisors to reallocate positions, or itself reallocate Fund assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, Kenmar's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

                           PART II - OTHER INFORMATION



ITEM 2.    CHANGES IN SECURITIES.

On December 17, 1996, the Fund commenced offering Units in a public offering under the Securities Act of 1933. The Fund commenced trading operations on May 22, 1997. Units are offered at Net Asset Value as of the last day of each month. The minimum investment is $5,000, except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) Unitholders subscribing for additional Units, where the minimum investment is $2,000. Investments in excess of these minimums are permitted in $100 increments.

During the first quarter of 1999, 24,803.5 Units were sold for a total of $2,660,538.

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


                               KENMAR GLOBAL TRUST

                               By  Kenmar Advisory Corp., managing owner


Dated:  May __, 1999           By:   /s/ Robert L. Cruikshank
                                     ------------------------
                                         Robert L. Cruikshank
                                           Executive Vice President
                                           (Duly Authorized Officer of Kenmar)




Dated:  May __, 1999           By:    /s/ Thomas J. DiVuolo
                                      ---------------------
                                          Thomas J. DiVuolo
                                            Senior Vice President
                                          (Principal Financial and Accounting
                                            Officer of the Registrant)