Form 10-Q
period 1999-06-30
KENMAR GLOBAL TRUST
filed 1999-08-16
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended: June 30, 1999
                        Commission File Number: 333-9898



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                                                KENMAR GLOBAL TRUST
                                            QUARTER ENDED JUNE 30, 1999
                                                       INDEX
                                                                                                               PAGE
                                                                                                               ----

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of June 30, 1999 (unaudited)
                  and December 31, 1998 (audited).................................................................1


                  Statements of Operations for the Three Months Ended June 30, 1999
                  and 1998 and For the Six Months Ended June 30, 1999 and 1998 (unaudited)........................2


                  Statements of Cash Flows for the Six Months Ended June 30, 1999
                  and 1998 (unaudited)............................................................................3


                  Statements of Changes in Unitholders'  Capital (Net Asset Value) for
                  the Six Months Ended June 30, 1999 and 1998  (unaudited)........................................4


                  Notes to Financial Statements (unaudited).....................................................5-9


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................10-12


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................13


PART II - OTHER INFORMATION

         Item 2.  Changes in Securities..........................................................................14


         Item 6.  Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES.......................................................................................................14

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                KENMAR GLOBAL TRUST
                                         STATEMENTS OF FINANCIAL CONDITION
                             June 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                                                   ------------


                                                                    June 30,          December 31,
                                                                      1999                1998
                                                                   -----------         -----------
ASSETS
   Equity in broker trading accounts
       Cash                                                        $12,360,894         $14,288,556
       Option premiums paid                                             52,508                   0
       Unrealized gain on open contracts                             1,507,282           1,219,956
                                                                   -----------         -----------
            Deposits with brokers                                   13,920,684          15,508,512
   Cash                                                             13,223,939          10,582,645
   Subscriptions receivable                                             74,280                   0
                                                                   -----------         -----------
            Total assets                                           $27,218,903         $26,091,157
                                                                   ===========         ===========
LIABILITIES
   Accounts payable                                                   $149,174             $65,017
   Commissions and other trading fees on open contracts                 32,195              18,122
   Managing Owner brokerage commissions                                159,181             160,616
   Managing Owner incentive fee                                              0              42,368
   Advisor profit shares                                                59,482             109,106
   Reimbursable offering costs                                               0              44,975
   Redemptions payable                                                  78,744             255,238
   Redemption charges payable to Managing Owner                            600               4,897
   Subscription deposits                                                     0              27,720
                                                                   -----------         -----------
            Total liabilities                                          479,376             728,059
                                                                   -----------         -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner -- 2,658.7792 and 2,331.0461 units
       outstanding at June 30, 1999 and December 31, 1998              278,446             263,850
   Other Unitholders-- 252,667.6456 and 221,745.5512 units
       outstanding at June 30, 1999 and December 31, 1998           26,461,081          25,099,248
                                                                   -----------         -----------
                          Total unitholders' capital
                               (Net Asset Value)                    26,739,527          25,363,098
                                                                   -----------         -----------
                                                                   $27,218,903         $26,091,157
                                                                   ===========         ===========


                                              See accompanying notes.


                                                   KENMAR GLOBAL TRUST
                                                STATEMENTS OF OPERATIONS
                                    For the Three Months Ended June 30, 1999 and 1998
                                   and For the Six Months Ended June 30, 1999 and 1998
                                                       (Unaudited)
                                                      -------------


                                                    Three Months                 Six Months
                                                       Ended                       Ended
                                                      June 30,                    June 30,
                                               1999           1998           1999          1998
                                               ----           ----           ----          ----
INCOME
   Trading gains (losses)
       Realized                            $  (544,038)   $   413,282    $  (993,075)   $ 1,593,184
       Change in unrealized                  1,466,692       (377,393)       287,326       (587,116)
                                           -----------    -----------    -----------    -----------
            Gain (loss) from trading           922,654         35,889       (705,749)     1,006,068
   Interest income                             259,201        182,549        493,901        369,843
                                           -----------    -----------    -----------    -----------
            Total income (loss)              1,181,855        218,438       (211,848)     1,375,911
                                           -----------    -----------    -----------    -----------
EXPENSES
   Brokerage commissions                        67,325         35,863        146,536         61,581
   Managing Owner brokerage commissions        633,095        361,812      1,257,560        699,629
   Managing Owner incentive fee                      0        (21,810)             0          1,030
   Advisor profit shares                        59,483        102,649         95,925        238,471
   Operating expenses                           57,417         50,167        129,378         66,692
                                           -----------    -----------    -----------    -----------
            Total expenses                     817,320        528,681      1,629,399      1,067,403
                                           -----------    -----------    -----------    -----------
            NET INCOME (LOSS)              $   364,535    $  (310,243)   $(1,841,247)   $   308,508
                                           ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER UNIT
   (based on weighted average number of
    units outstanding during the period)   $      1.49    $     (2.15)   $     (7.78)   $      2.26
                                           ===========    ===========    ===========    ===========
INCREASE (DECREASE) IN NET
   ASSET VALUE PER UNIT                    $      1.20    $     (3.06)   $     (8.46)   $       .93
                                           ===========    ===========    ===========    ===========

                                              See accompanying notes.

                                      KENMAR GLOBAL TRUST
                                    STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30, 1999 and 1998
                                          (Unaudited)
                                          -----------



                                                                         Six Months
                                                                           Ended
                                                                          June 30,
                                                                     1999           1998
                                                                     ----           ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss)                                            $ (1,841,247)   $    308,508
       Adjustments to reconcile net income (loss) to net
       cash from (for) operating activities:
            (Increase) decrease in net option premiums               (52,508)          7,931
            Net change in unrealized                                (287,326)        587,116
            Decrease in other assets                                       0         177,369
            Increase in accounts payable and accrued expenses          4,803          52,473
                                                                ------------    ------------
                  Net cash from (for) operating activities        (2,176,278)      1,133,397
                                                                ------------    ------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                               4,777,758       3,710,972
   Decrease in subscription deposits                                 (27,720)        (25,720)
   Offering costs paid                                              (153,076)       (160,661)
   Redemption of units                                            (1,707,052)     (1,088,524)
                                                                ------------    ------------
            Net cash from financing activities                     2,889,910       2,436,067
                                                                ------------    ------------
Net increase in cash                                                 713,632       3,569,464
CASH
   Beginning of period                                            24,871,201      11,754,908
                                                                ------------    ------------
   End of period                                                $ 25,584,833    $ 15,324,372
                                                                ============    ============
END OF PERIOD CASH CONSISTS OF:
   Cash in broker trading accounts                              $ 12,360,894    $ 12,907,871
   Cash                                                           13,223,939       2,416,501
                                                                ------------    ------------
            Total end of period cash                            $ 25,584,833    $ 15,324,372
                                                                ============    ============



                                    See accompanying notes.

                                      KENMAR GLOBAL TRUST
                STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                        For the Six Months Ended June 30, 1999 and 1998
                                          (Unaudited)
                                          -----------

                                                             Unitholders' Capital
                                       Total       -------------------------------------------
                                      Number of      Managing       Other
                                       Units          Owner      Unitholders        Total
                                     ------------   ---------    ------------    ------------

Six Months Ended June 30, 1999
------------------------------
Balances at
    December 31, 1998                224,076.5973    $263,850     $25,099,248     $25,363,098

Net (loss) for the six months
    ended June 30, 1999                               (19,273)     (1,821,974)     (1,841,247)

Additions                             45,767.2734      35,000       4,817,038       4,852,038

Redemptions                          (14,517.4459)          0      (1,526,261)     (1,526,261)

Offering costs                                         (1,131)       (106,970)       (108,101)
                                     ------------   ---------    ------------    ------------

Balances at
    June 30, 1999                    255,326.4248   $ 278,446    $ 26,461,081    $ 26,739,527
                                     ============  ==========    ============    ============

Six Months Ended June 30, 1998
------------------------------
Balances at
    December 31, 1997                123,650.8308   $ 125,970    $ 12,251,351    $ 12,377,321

Net income for the six months
    ended June 30, 1998                                 3,186         305,322         308,508

Additions                             37,027.3691      28,400       3,737,852       3,766,252

Redemptions                          (10,244.4307)          0      (1,028,060)     (1,028,060)

Offering costs                                         (2,303)       (223,778)       (226,081)
                                     ------------   ---------    ------------    ------------

Balances at
    June 30, 1998                    150,433.7692  $  155,253    $ 15,042,687    $ 15,197,940
                                     ============  ==========    ============    ============


                                       Net Asset Value Per Unit
                    -------------------------------------------------------
                     June 30,     December 30,     June 30,    December 31,
                        1999          1998           1998          1997
                    ----------    ------------    ----------   ------------

                      $104.73       $113.19        $101.03       $100.10
                      =======       =======        =======       =======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       General Description of the Fund

                  Kenmar Global Trust (the Fund) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forwards and related markets. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         E.       Organizational and Offering Costs

                  Organizational and initial offering costs (exclusive of selling commissions) of approximately $540,000 were advanced to the Fund by the Managing Owner. Such costs are charged to unitholders' capital and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Fund's beginning of month Net Asset Value. As of December 31, 1998, all such organizational and initial offering costs advanced by the Managing Owner have been charged to unitholders' capital.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------


Note 4.  DEPOSITS WITH BROKERS

         The Fund deposits cash with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Fund earns interest income on its cash deposited with the brokers.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner.

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $9,663 and $22,165 during the six months ended June 30, 1999 and 1998, respectively.

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

         The Fund has cash on deposit with interbank market makers and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Fund does not require collateral from such financial institutions. Since forward contracts are traded in unregulated markets between principals, the Fund also assumes the risk of loss from counterparty nonperformance.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------


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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the six months ended June 30, 1999 and 1998, and the related fair values as of June 30, 1999 and December 31, 1998, are as follows:

                                                    For the Six
                                                    Months Ended           As of            As of
                                                      June 30,            June 30,       December 31,
                                                 1999         1998         1999              1998
                                                 ----         ----         ----              ----
         Exchange traded futures and options
               on futures contracts            $1,220,000   $740,000     $1,574,000      $1,240,000
         Forward contracts                        (20,000)    (3,000)       (14,000)        (20,000)

         Net trading results from derivatives for the three months and six months ended June 30, 1999 and 1998, are reflected in the statement of operations and consists of the gain (loss) from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months and six months ended June 30, 1999, the net trading gain (loss) from derivatives was approximately $804,000 and $(956,000), respectively. For the three months and six months ended June 30, 1998, the net trading gain (loss) from derivatives was approximately $(21,000) and $906,000, respectively. Such trading results reflect the net gain (loss) arising from the Fund's speculative trading of futures contracts, options on futures contracts and forward contracts.

         Open contracts generally mature within one year, however, the Fund intends to close all contracts prior to maturity. The latest maturity date for open contracts at June 30, 1999 and December 31, 1998 is June 2000 and September 1999, respectively. At June 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                   -----------


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

                                                          June 30,                      December 31,
                                                            1999                            1998
                                                            ----                            ----
                                                 Contracts to    Contracts to    Contracts to    Contracts to
                                                   Purchase          Sell          Purchase          Sell
                                                   --------          ----          --------          ----
         Exchange traded futures contracts:      $ 69,600,000    $104,800,000   $  96,900,000    $ 99,000,000
            - Financial instruments                12,900,000      10,400,000       4,200,000      11,100,000
            - Metals                                5,400,000         700,000               0       1,800,000
            - Energy                                6,000,000      10,100,000         900,000       9,300,000
            - Agricultural                          6,900,000     129,500,000       6,800,000       6,400,000
            - Currencies
         Forward Contracts:
            - Currencies                            5,900,000      13,000,000       4,600,000       2,600,000
                                                 ------------    ------------    ------------    ------------
                                                 $106,700,000    $268,500,000    $113,400,000    $130,200,000
                                                 ============    ============    ============    ============
         Exchange traded purchased options
           on futures contracts:
            - Agricultural                       $  1,100,000    $          0    $          0    $          0
            - Currencies                                    0       3,300,000               0               0
                                                 ------------    ------------    ------------    ------------
                                                 $  1,100,000    $  3,300,000    $          0    $          0
                                                 ============    ============    ============    ============

         The above amounts do not represent the Fund's risk of loss due to market and credit risk, but rather represent the Fund's extent of involvement in derivatives at the date of the statement of financial condition.

         The Managing Owner has established procedures to actively monitor market risk and minimize credit risk. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 1999, the statements of operations for the six months ended June 30, 1999 and 1998, and for the three months ended June 30, 1999 and 1998, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999, the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30,
         1999 and 1998.


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

The Fund commenced trading operations on May 22, 1997. Set forth below are the results of operations of the Fund for the three months ended June 30, 1999 and 1998.

As of June 30, 1999, the Net Asset Value of the Fund was $26,739,527, an increase of approximately 5.88% from its Net Asset Value of $25,255,135 at March 31, 1999. The Fund's subscriptions and redemptions for the quarter ended June 30, 1999, totaled $2,191,500 and $1,006,590, respectively. For the quarter ended June 30, 1999, the Fund had revenue comprised of $(544,038) in realized trading losses, $1,466,692 in change in unrealized trading gains and $259,201 in interest income compared to revenue comprised of $413,282 in realized trading gains, $(377,393) in change in unrealized trading losses and $182,549 in interest income for the same period in 1998. Total income for the second quarter of 1999 increased by $963,417 from the same period for 1998, while total expenses increased by $288,639 between these periods. The Net Asset Value per Unit at June 30, 1999 increased 1.16% from $103.53 at March 31, 1999, to $104.73 at June 30, 1999. The Fund's positive performance for the quarter ended June 30, 1999 resulted primarily from European and U.S. interest rates, currencies, Pacific Rim stock indices and grains.

The Net Asset Value of the Fund increased $1,376,429 or 5.43% from December 31, 1998 through June 30, 1999. The Fund's subscriptions and redemptions for the six months ended June 30, 1999, totaled $4,852,038 and $1,526,261, respectively. For the six months ended June 30, 1999, the Fund had losses comprised of $(993,075) in realized trading losses, $287,326 in change in unrealized trading gains and $493,901 in interest income compared to revenue comprised of $1,593,184 in realized trading gains, $(587,116) in change in unrealized trading losses and $369,843 in interest income for the same period in 1998. The total income for the first six months of 1999 decreased by $1,587,759 from the same period in 1998, while total expenses increased by $561,996 between these periods. The Net Asset Value per Unit at June 30, 1999 decreased 7.47% from $113.19 at December 31, 1998, to $104.73 at June 30, 1999. The Fund's negative performance for the six months ended June 30, 1999 resulted primarily from metals, tropicals, Pacific Rim interest rates and U.S. stock indices.

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

During the second quarter of 1999, 20,964 Units were sold for a total of $2,191,500.

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


                               KENMAR GLOBAL TRUST

                                    By  Kenmar Advisory Corp., managing owner


Dated:  August 16, 1999        By: /s/ Robert L. Cruikshank
                                   ------------------------
                                       Robert L. Cruikshank
                                       Executive Vice President
                                       (Duly Authorized Officer of Kenmar)




Dated:  August 16, 1999       By:    /s/ Thomas J. DiVuolo
                                     ---------------------
                                         Thomas J. DiVuolo
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)