Form 10-Q
period 1999-09-30
KENMAR GLOBAL TRUST
filed 1999-11-15
CIK 1019561

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 1999
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                               KENMAR GLOBAL TRUST
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Statements of Financial Condition as of September 30, 1999 (unaudited)
                  and December 31, 1998 (audited).....................................................................1


                  Statements of Operations for the Three Months and Nine Months Ended September 30, 1999
                  and 1998 (unaudited)................................................................................2


                  Statements of Cash Flows for the Nine Months Ended September 30, 1999
                  and 1998 (unaudited)................................................................................3


                  Statements of Changes in Unitholders' Capital (Net Asset Value) for
                  the Nine Months Ended September 30, 1999 and 1998  (unaudited)......................................4


                  Notes to Financial Statements (unaudited).........................................................5-9


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................10-12


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................13


PART II - OTHER INFORMATION

         Item 2.  Changes in Securities..............................................................................14


         Item 6.  Exhibits and Reports on Form 8-K...................................................................14


SIGNATURES...........................................................................................................14

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                                                                                          September 30,            December 31,
                                                                                              1999                     1998
ASSETS
    Equity in broker trading accounts
       Cash                                                                                 $11,651,477            $14,288,556
       Net Option premiums paid                                                                  22,212                      0
       Unrealized gain on open contracts                                                      2,465,246              1,219,956
                                                                                            -----------            -----------
            Deposits with brokers                                                            14,138,935             15,508,512

    Cash                                                                                     15,281,919             10,582,645
                                                                                            -----------            -----------

            Total assets                                                                    $29,420,854            $26,091,157
                                                                                            ===========            ===========
LIABILITIES
    Accounts payable                                                                        $    51,194            $    65,017
    Commissions and other trading fees on open contracts                                         23,803                 18,122
    Managing Owner brokerage commissions                                                        182,416                160,616
      Managing Owner incentive fee                                                                    0                 42,368
    Advisor profit shares                                                                             0                109,106
    Reimbursable offering costs                                                                       0                 44,975
    Redemptions payable                                                                         356,992                255,238
    Redemption charges payable to Managing Owner                                                  1,117                  4,897
    Subscription deposits                                                                             0                 27,720
                                                                                            -----------            -----------
            Total liabilities                                                                   615,522                728,059
                                                                                            -----------            -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
Managing Owner - 2,802.9608 and 2,331.0461
    outstanding at September 30, 1999 and December 31, 1998                                     297,102                263,850
Other Unitholders - 268,956.6017 and 221,745.5512 units
    outstanding at September 30, 1999 and December 31, 1998                                  28,508,230             25,099,248
                                                                                            -----------            -----------
            Total unitholders' capital
                (Net Asset Value)                                                            28,805,332             25,363,098
                                                                                            -----------            -----------

                                                                                            $29,420,854            $26,091,157
                                                                                            ===========            ===========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1999 and 1998 and
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                 Three Months                         Nine Months
                                                                    Ended                               Ended
                                                                September 30,                       September 30,
                                                            1999              1998               1999              1998
                                                        -------------     -------------      ------------      -----------
INCOME
    Trading gains (losses)
       Realized                                         $    (111,940)    $   1,945,436      $ (1,105,015)     $ 3,538,619
       Change in unrealized                                   957,964         2,023,463         1,245,290        1,436,347
                                                        -------------     -------------      ------------      -----------

            Gain from trading                                 846,024         3,968,899           140,275        4,974,966

    Interest income                                           287,366           179,518           781,267          549,361
                                                        -------------     -------------      ------------      -----------

            Total income                                    1,133,390         4,148,417           921,542        5,524,327
                                                        -------------     -------------      ------------      -----------

EXPENSES
    Brokerage commissions                                      61,767            39,010           208,303          100,591
    Managing Owner brokerage commissions                      674,747           410,894         1,932,307        1,110,523
    Advisor profit shares                                           0           637,231            95,925          875,702
      Managing Owner incentive fee                                  0            99,152                 0          100,182
    Operating expenses                                         36,477            87,417           165,855          154,108
                                                        -------------     -------------      ------------      -----------

            Total expenses                                    772,991         1,273,704         2,402,390        2,341,106
                                                        -------------     -------------      ------------      -----------

            NET INCOME (LOSS)                           $     360,399     $   2,874,713      $ (1,480,848)     $ 3,183,221
                                                        =============     =============      ============      ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)                $        1.39     $       18.47      $      (6.06)     $     22.26
                                                        =============     =============      ============      ===========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                                $        1.27     $       17.34      $      (7.19)     $     18.27
                                                        =============     =============      ============      ===========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                              Nine Months
                                                                                                 Ended
                                                                                             September 30,
                                                                                     1999                    1998
                                                                                 ------------             -----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
     Net income (loss)                                                           $ (1,480,848)            $ 3,183,221
         Adjustments to reconcile net income (loss)
         to net cash from (for) operating activities:
              Net change in unrealized                                             (1,245,290)             (1,436,347)
              Increase (decrease) in accounts payable
                  and accrued expenses                                               (137,816)                748,990
              (Increase) decrease in net option premiums                              (22,212)                 12,165
              Decrease in other assets                                                      0                 123,842
                                                                                 ------------             -----------

                  Net cash from (for) operating activities                         (2,886,166)              2,631,871
                                                                                 ------------             -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
     Addition of units                                                              8,110,024               6,525,844
     Decrease in subscription deposits                                                (27,720)                (25,720)
     Offering costs paid                                                             (153,076)               (369,968)
     Redemption of units                                                           (2,980,867)             (1,639,493)
                                                                                 ------------             -----------

                  Net cash from financing activities                                4,948,361               4,490,663
                                                                                 ------------             -----------

Net increase in cash                                                                2,062,195               7,122,534

CASH
     Beginning of period                                                           24,871,201              11,754,908
                                                                                 ------------             -----------

     End of period                                                               $ 26,933,396             $18,877,442
                                                                                 ============             ===========

END OF PERIOD CASH CONSISTS OF:
     Cash in broker trading accounts                                             $ 11,651,477             $14,560,861
     Cash                                                                          15,281,919               4,316,581
                                                                                 ------------             -----------

                  Total end of period cash                                       $ 26,933,396             $18,877,442
                                                                                 ============             ===========


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                   UNITHOLDERS' CAPITAL
                                                       TOTAL       --------------------------------------------------
                                                     NUMBER OF     MANAGING            OTHER
                                                       UNITS         OWNER          UNITHOLDERS            TOTAL
                                                    ------------   ---------        -----------          ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999

Balances at
  December 31, 1998                                  224,076.5973   $263,850         $25,099,248          $25,363,098

Net (loss) for the nine months
  ended September 30, 1999                                           (15,617)         (1,465,231)          (1,480,848)

Additions                                             77,252.6975     50,000           8,060,024            8,110,024

Redemptions                                          (29,569.7323)         0          (3,078,841)          (3,078,841)

Offering costs                                                        (1,131)           (106,970)            (108,101)
                                                     ------------   --------         -----------          -----------
Balances at
  September 30, 1999                                 271,759.5625   $297,102         $28,508,230          $28,805,332
                                                     ============   ========         ===========          ===========

NINE MONTHS ENDED SEPTEMBER 30, 1998

Balances at
  December 31, 1997                                  123,650.8308   $125,970         $12,251,351          $12,377,321

Net income for the nine months
     ended September 30, 1998                                         32,951           3,150,270            3,183,221

Additions                                             61,475.3446     55,400           6,470,444            6,525,844

Redemptions                                          (16,199.3313)          0         (1,674,179)          (1,674,179)

Offering costs                                                        (4,258)           (411,763)            (416,021)
                                                     ------------   --------         -----------          -----------

Balances at
  September 30, 1998                                 168,926.8441   $210,063         $19,786,123          $19,996,186
                                                     ============   ========         ===========          ===========


                                                                     Net Asset Value Per Unit
                                                     -----------------------------------------------------------
                                                     September 30,   December 31,   September 30,   December 31,
                                                         1999           1998            1998            1997

                                                       $ 106.00        $ 113.19       $ 118.37        $ 100.10
                                                       ========        ========       ========        ========


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  ------------



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

                                 --------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           E.     Organizational and Offering Costs

                  Organizational and initial offering costs (exclusive of selling commissions) of approximately $540,000 were advanced to the Fund by the Managing Owner. Such costs are charged to unitholder's capital and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Fund's beginning of month Net Asset Value. As of December 31, 1998, all such organizational and initial offering costs advanced by the Managing Owner have been charged to unitholders' capital.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------


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

           The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions of unitholders' capital and amounted to $14,661 and $35,057 during the nine months ended September 30, 1999 and 1998, respectively.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                -----------------


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the nine months ended September 30, 1999 and 1998, and the related fair values as of September 30, 1999 and December 31, 1998, are as follows:

                                               For the Nine
                                               Months Ended                    As of                As of
                                               September 30,               September 30,         December 31,
                                          1999            1998                 1999                 1998
                                          ----            ----                 ----                 ----
Exchange traded futures and         $1,510,000      $1,110,000           $2,414,000             $1,240,000
options on futures contracts            (6,000)            200               73,000                (20,000)
Forward contracts

           Net trading results from derivatives for the three months and nine months ended September 30, 1999 and 1998, are reflected in the statement of operations and consists of the gain from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the three months and nine months ended September 30, 1999, the net trading gain (loss) from derivatives was approximately $(731,000) and $(225,000), respectively. For the three months and nine months ended September 30, 1998, the net trading gain from derivatives was approximately $3,899,000 and $4,804,000, respectively. Such trading results reflect the net gain (loss) arising from the Fund's speculative trading of futures contracts, options on futures contracts and forward contracts.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.      TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

             Open contracts generally mature within one year, however, the Fund intends to close all contracts prior to maturity. The latest maturity date for open contracts as of September 30, 1999 and December 31, 1998, is June 2000 and September 1999, respectively. At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                                   September 30,                       December 31,
                                                       1999                                1998
                                          ------------------------------      ------------------------------
                                          Contracts to      Contracts to      Contracts to      Contract to
                                            Purchase            Sell            Purchase            Sell
                                          ------------      ------------      ------------      ------------
Exchange traded futures contracts:
   - Financial instruments                $ 61,900,000      $ 86,800,000      $ 96,900,000      $ 99,000,000
   - Metals                                 19,600,000         3,300,000         4,200,000        11,100,000
   - Energy                                  6,000,000           500,000                 0         1,800,000
   - Agricultural                            4,700,000         4,100,000           900,000         9,300,000
   - Currencies                             25,900,000        13,400,000         6,800,000         6,400,000

Forward Contracts:
   - Currencies                             13,100,000        10,000,000         4,600,000         2,600,000
                                          ------------      ------------      ------------      ------------

                                          $131,200,000      $118,100,000      $113,400,000      $130,200,000
                                          ============      ============      ============      ============

Exchange traded purchased options on
futures contracts:
   - Metals                               $    400,000      $  1,500,000      $          0      $          0
   - Currencies                                500,000                 0                 0                 0
                                          ------------      ------------      ------------      ------------

                                          $    900,000      $  1,500,000      $          0      $          0
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

Note 7.      INTERIM FINANCIAL STATEMENTS

             The statement of financial condition as of September 30, 1999, the statements of operations for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

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

As of September 30, 1999, the Net Asset Value of the Fund was $28,805,332, an increase of approximately 7.73% from its Net Asset Value of $26,739,527 at June 30, 1999. The Fund's subscriptions and redemptions for the quarter ended September 30, 1999, totaled $3,257,986 and $1,552,580, respectively. For the quarter ended

September 30, 1999, the Fund had revenue comprised of $(111,940) in realized trading losses, $957,964 in change in unrealized trading gains and $287,366 in interest income compared to revenue comprised of $1,945,436 in realized trading gains, $2,023,463 in change in unrealized trading losses and $179,518 in interest income for the same period in 1998. Total income for the third quarter of 1999 decreased by $3,015,027 from the same period from 1998, while total expenses decreased by $500,713 between these periods. The Net Asset Value per Unit at September 30, 1999 increased 1.21% from $104.73 at June 30, 1999, to $106.00 at September 30, 1999. The Fund's positive performance of the quarter ended September 30, 1999, resulted primarily from gains in European interest rates, energies and base and precious metals.

The Net Asset Value of the Fund increased $3,442,234 or 13.57% from December 31, 1998 through September 30, 1999. The Fund's subscriptions and redemptions for the nine months ended September 30, 1999, totaled $8,110,024 and $3,078,841, respectively. For the nine months ended September 30, 1999, the Fund had losses comprised of $(1,105,015) in realized trading losses, $1,245,290 in change in unrealized trading gains and $781,267 in interest income compared to revenue comprised of $3,538,619 in realized trading gains, $1,436,347 in change in unrealized trading gains and $549,361 in interest income for the same period in 1998. The total income for the first nine months of 1999 decreased by $4,602,785 from the same period in 1998, while total expenses increased by $61,284 between these periods. The Net Asset Value per Unit at September 30, 1999 decreased 6.35% from $113.19 at December 31, 1998, to $106.00 at September 30, 1999. The
Fund's negative performance for the nine months ended September 30, 1999 resulted primarily from losses in global stock indices, pacific rim interest rates, grains and tropicals.

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

During the third quarter of 1999, 31,485.4241 Units were sold for a total of $3,257,983.

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


                                KENMAR GLOBAL TRUST

                                By  Kenmar Advisory Corp., managing owner


Dated:  November 15, 1999       By: /s/ Robert L. Cruikshank
                                    ----------------------------------
                                    Robert L. Cruikshank
                                    Executive Vice President
                                    (Duly Authorized Officer of Kenmar)




Dated:  November 15, 1999       By: /s/ Thomas J. Divuolo
                                    ----------------------------------
                                    Thomas J. DiVuolo
                                    Senior Vice President
                                    (Principal Financial and Accounting
                                      Officer of the Registrant)