Form 10-K405
period 1999-12-31
KENMAR GLOBAL TRUST
filed 2000-03-30
CIK 1019561

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 333-8869

                                -----------------

                               KENMAR GLOBAL TRUST

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  06-6429854
       -------------------------           -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                               Two American Lane,
                                 P.O. Box 5150,
                          Greenwich, Connecticut 06831
                     --------------------------------------
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 861-1000

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Units of Beneficial Interest
                       ---------------------------------
                                (Title of Class)

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

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
                                     PART I
Item 1.    Business.........................................................   1

Item 2.    Properties.......................................................   6

Item 3.    Legal Proceedings................................................   6

Item 4.    Submission of Matters to a Vote of Security Holders..............   6

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters..............................................   6

Item 6.    Selected Financial Data..........................................   7

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................   7

Item 7A.   Quantitative and Qualitative Disclosures About Market  Risk......  13

Item 8.    Financial Statements and Supplementary Data......................  13

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  13

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............  13

Item 11.   Executive Compensation...........................................  14

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.......................................................  14

Item 13.   Certain Relationships and Related Transactions...................  15

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................... 15


                                     PART I

ITEM 1. BUSINESS

         (a) General Development of Business:

Kenmar Global Trust (the "Fund") is a Delaware business trust that operates as a commodity investment pool. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997. The Fund maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831, with a telephone number of
(203) 861-1000. The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related contracts through allocating such proceeds to multiple commodity trading advisors (the "Advisors"). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading.

Units of beneficial interest are offered for sale as of the last day of each month at the then-current Net Asset Value per Unit. The minimum investment is $5,000, except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) existing holders of Units ("Unitholders") subscribing for additional Units, in which case the minimum investment is $2,000. Investors receive a Prospectus that sets forth the material terms of the investment. The Prospectus is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and is filed with the National Futures Association (the "NFA") and the Commodity Futures Trading Commission (the "CFTC") in compliance with such Regulations.

The Fund's managing owner is Kenmar Advisory Corp. ("Kenmar"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. Kenmar is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Kenmar.

The Fund itself does not have any employees. Rather, Kenmar employs 47 persons (as of March 15, 2000) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

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

General
-------

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

Kenmar believes that its ability to manage successfully the risks of futures and related investments is dependent upon a willingness to act decisively and a management style that identifies and responds to shifting market trends. Therefore, when Kenmar's perception of market conditions and/or individual Advisor performance suggests that an alternative trading style or methodology might be better suited to Kenmar's perception of the current market environment, Kenmar may alter the portfolio of Advisors or the allocation of assets among the Advisors without prior notice to, or the approval of, the Unitholders.

Advisor Summaries
-----------------

Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of March 15, 2000.

BRIDGEWATER ASSOCIATES, INC.

Bridgewater Associates, Inc. will trade its Aggressive Pure Alpha Give-Up Futures Only system on behalf of the Fund. The Aggressive Pure Alpha Give-Up Futures Only system is substantially similar to Bridgewater Associates Inc.'s Aggressive Pure Alpha Futures Only system. The principal difference is in certain of the products traded. The Aggressive Pure Alpha Futures Only system trades futures contracts on some equity markets which cannot be given up to the designated clearing broker. These include contracts on the IBEX, TOPIX, OMLX and MIB-30. Capital allocated to these markets will be reallocated to other markets in an attempt to realize the same overall portfolio return.

GRINHAM MANAGED FUTURES PTY. LTD.

Grinham Managed Futures Pty. Ltd. is an Australian commodity trading advisor utilizing an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The Grinham Managed Futures Pty. Ltd. system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. Grinham Managed Futures Pty. Ltd. trades 37 markets across 7 countries, incorporating most of the major stock indices, interests rate, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than of the assets under management.

SUNRISE CAPITAL PARTNERS, LLC

Sunrise Capital Partners, LLC trades its Expanded Diversified Program on behalf of the Fund. Sunrise Capital Partners, LLC utilizes technical trend-following systems trading a wide continuum of time windows. Relying on technical analysis, Sunrise Capital Partners, LLC believes that future price movements in all markets may be more accurately anticipated by analyzing historical price movements within a quantitative framework rather than attempting to predict or forecast changes in price through fundamental economic analysis. The trading methodologies employed by Sunrise Capital Partners, LLC are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques which are quantitative, proprietary in nature and which have been either learned or developed by principals of Sunrise Capital Partners, LLC. Sunrise Capital Partners, LLC's trading system consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.

TRANSTREND B.V.

In its Diversified Program, Transtrend B.V. applies a combination of well researched trading systems. Each trading system has a demonstrated profit expectancy over the course of time. In particular, the trading systems attempt to exploit non-random price behaviors based on quantitative analysis of (typical) price patterns. The trading systems are consistent, systematic and applied with skill and discipline.

The systems can be applied to well over a hundred different product-market combinations traded on approximately fifty exchanges in approximately twenty-five countries. Diversified portfolios consist of a variety of futures broadly spread over interest instruments, stock indices, tangible commodities and foreign exchange pairs.

Correlation analysis contributes to a desired portfolio balance. Volatility analysis plays a prominent role in the assessment of risk. Compatibility between trading systems and the markets they are applied to is monitored closely. Multiple entries and exits contribute to the desired stability of returns.

Use of Proceeds
---------------

The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related contracts, through allocating such proceeds to the Advisors.

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

Although the percentages set forth below may vary substantially over time, Kenmar estimates that:

(i) up to approximately 56% of the Fund's assets will be placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules;

(ii) up to approximately 5% of the Fund's assets will be used to margin foreign futures contracts; and

(iii) approximately 39% of the Fund's assets will comprise bank deposits.

In addition, assets of the Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Fund and may be held in United States Treasury bills (or other securities approved by the CFTC for investment of customer funds).

The Fund receives all of the interest income earned on its assets.

Breakeven Table
---------------

The "Breakeven Table" below indicates the approximate percentage and dollar returns required for the redemption value of an initial $5,000 investment in the Units to equal the amount originally invested twelve months after issuance (assuming the Units are redeemed on or before the 12th month-end following sale and, therefore, are subject to a 3% redemption charge). Redemptions on the 13th month-end through the 18th month-end are subject to a 2% charge. Redemptions after the 18th month-end are redeemed at Net Asset Value (no charge).

The "Breakeven Table," as presented, is an approximation only and is not affected by the size of the Fund. The Fund's capitalization does not directly affect the level of its charges as a percentage of Net Asset Value, other than administrative expenses (which are assumed in the "Breakeven Table" to equal the maximum estimated percentage of the Fund's average beginning of month Net Assets). See "Description of Current Charges" below for an explanation of these charges.

                                                                                        DOLLAR RETURN
                                                          PERCENTAGE RETURN                REQUIRED
                           EXPENSES (1)                       REQUIRED           ($5,000 INITIAL INVESTMENT)
                       WHICH MUST BE OFFSET              FIRST TWELVE MONTHS          FIRST TWELVE MONTHS
                         TO "BREAK EVEN"                    OF INVESTMENT               OF INVESTMENT
                         ---------------                    -------------               -------------
Brokerage Commissions (2) ...................................   11.00%                   $550.00
Administrative Expenses (3) .................................    1.00%                    $50.00
Miscellaneous Execution Costs (4) ...........................    0.25%                    $12.50
Advisors' Profit Shares (5) .................................    2.00%                   $100.00
Kenmar Incentive Fee (6) ....................................    0.15%                     $7.50
Redemption Charge (7) .......................................    3.10%                   $155.00
Interest Income (8) .........................................   (5.09)%                 $(254.50)

Return on $5,000 initial investment required for  "break
even" if Units are redeemed on or before the 12th month-end
following sale...............................................   12.41%                   $620.50

Return on $5,000 initial investment required for  "break
even" if Units are redeemed on the 13th month-end through the
18th month-end following sale................................   11.35%                   $567.50

Return on $5,000 initial investment required for  "break
even" if Units are redeemed after the 18th month-end
following sale...............................................    9.31%                   $465.50

Notes to "Breakeven Table"
--------------------------

1. The foregoing break-even analysis assumes that the Units have a constant month-end Net Asset Value. Calculations are based on $5,000 as the Net Asset Value per Unit.

2. Paid to Kenmar each month. Kenmar pays all floor brokerage, exchange, clearing and NFA fees, selling compensation, trailing commissions and Advisors' Consulting Fees from this amount.

3. Administrative expenses are paid as incurred. However, for this "Breakeven Table" such expenses are assumed to be the maximum estimated amount.

4. Estimated; paid on a per-transaction basis. "Bid-ask" spreads are not included due to the difficulty of determining such spreads, which may constitute a significant cost to the Fund.

5. Profit Shares are calculated quarterly on the basis of each Advisor's individual performance, not the overall performance of the Fund. Consequently, it is not possible to determine the amount of profit shares, if any, that would be payable in a "breakeven" year. Kenmar believes that 2.00% of average beginning of month Net Assets is a reasonable estimate for such profit shares, but the actual profit shares paid in a "breakeven" year could substantially exceed such estimate.

6. No Incentive Fee might, in fact, be due. See "Description of Current Charges". However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain.

7. Redemption charges for purposes of this "breakeven" analysis equal 3.1% of the initial $5,000 (3% of the $5,155 Net Asset Value required so that after subtraction of the 3% redemption charge, the investor would receive net redemption proceeds of $5,000.

8.   Interest income is estimated based on current rates.


Description Of Current Charges
------------------------------

RECIPIENT          NATURE OF PAYMENT         AMOUNT OF PAYMENT

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

Third Parties      Miscellaneous             Paid as incurred; not anticipated to exceed 25% of
                   execution costs           average beginning of month Net Assets per year.

Counterparties     "Bid-ask" spreads         Each counterparty with which the Fund trades receives
                                             "bid-ask" spreads on the forward trades executed on
                                             behalf of the Fund.

Advisors           Profit Shares             Paid by the Fund on a quarterly basis (although
                                             accrued against Net Asset Value per Unit monthly).
                                             Each Advisor's Profit Share is determined based on
                                             any New Trading Profit (as defined) generated by
                                             such Advisor. New Trading Profit in respect of each
                                             Advisor's account is calculated after reduction for
                                             brokerage commissions at an annual rate of
                                             2.5%--5.0%, rather than at an 11% annual rate, and
                                             execution costs actually incurred (other than floor
                                             brokerage, exchange, clearing and NFA fees). New
                                             Trading Profit is not reduced by any Incentive Fee,
                                             administrative expenses or organizational and
                                             initial offering costs (or extraordinary expenses).
                                             the profit shares are payable separately to each
                                             advisor based on its individual performance, not
                                             overall profits of the fund.  Units may be subject
                                             to reduction for profit shares attributable to a
                                             particular advisor even though the net asset value
                                             per unit has declined from the purchase price of
                                             such units.

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

Third Parties      Operating, Selling and    Paid as incurred; not anticipated to exceed 1.0% of
                   Administrative costs      the Fund's average beginning of month Net Assets per
                                             year.

Regulation
----------

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

         (b)  Holders:

As of March 15, 2000, there were 916 holders of Units, including Kenmar and the Advisors. As of March 15, 2000, Marc S. Goodman owned 52.8321 Units in his individual retirement account, Kenneth A. Shewer owned 50.2517 in his individual retirement account and Kenmar owned 2813.3231 Units.

         (c)  Dividends:

The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

Reg. S-K Item 701(f)
--------------------

During the fourth quarter of 1999, 2,290.8539 Units were sold for a total of $221,075.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements. The Fund commenced trading on April 22, 1997.

                                                                YEAR ENDED           YEAR ENDED          YEAR ENDED
                                                                 12/31/99             12/31/98            12/31/97
                                                                 --------             --------            --------
Operations Data
Realized Gains (Losses) ...................................         130,990        $  4,443,190        $   (162,443)
Change in Unrealized ......................................      (1,149,702)            381,635             838,321
Interest Income ...........................................       1,082,050             750,290             293,033
Brokerage Commissions .....................................         274,883             147,779              45,814
Managing Owner
     Brokerage Commissions ................................       2,616,529           1,652,458             631,403
Managing Owner Incentive fee ..............................               0              43,400                   0
Advisor Profit Shares .....................................         109,313             984,809             106,886
Operating Expenses ........................................         236,610             134,568              58,398
Net Income (Loss) .........................................      (3,173,997)          2,612,101             126,410
Net income (Loss) Per Unit
(Based on Weighted Average
Number of Units Outstanding)...............................          (12.65)              16.96                1.24
Increase (Decrease) in Net Asset
Value per Unit ............................................          (13.61)              13.09                0.10

                                                                  12/31/99             12/31/98            12/31/97
                                                                  --------             --------            --------

Financial Position Data:

Managing Owner's Capital ..................................    $    280,146        $    263,850        $    125,970
Other Unitholders' Capital ................................      22,497,207          25,099,248          12,251,351
Total Capital .............................................      22,777,353          25,363,098          12,377,321
Net Asset Value Per Unit ..................................           99.58              113.19              100.10




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related contracts through allocating such proceeds to the Advisors. The assets of the Fund are deposited with the Clearing Brokers in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

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

The following paragraph presents a summary of the Fund's operations for the calendar year 1999. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 1999, the Net Asset Value of the Fund was $22,777,353, a decrease of approximately 10.19% from its Net Asset Value of $25,363,098 at December 31, 1998. The Fund's subscriptions and redemptions for the year ended December 31, 1999, totaled $8,331,096 and $7,590,705, respectively. For the year ended December 31, 1999, the Fund had revenues comprised of $130,990 in realized trading gains, ($1,149,702) in change in unrealized trading losses and $1,082,050 in interest income. Total expenses for the year ended December 31, 1999 were $3,237,335. The Net Loss for the year ended December 31, 1999 was ($3,173,997). The Net Asset Value per Unit at December 31, 1999 decreased 12.02% from $113.19 at December 31, 1998 to $99.58 at December 31, 1999. The Fund's trading losses during 1999 resulted primarily from losses in U.S. and European stock indices, Japanese interest rates, tropicals, grains and currencies.

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

As of December 31, 1997, the Net Asset Value of the Fund was $12,377,321, an increase of approximately 116.99% from its Net Asset value of $5,704,100 at the commencement of trading. The Fund's subscriptions and redemptions for the year ended December 31, 1997 totaled $12,847,562 and $450,887, respectively. For the year ended December 31, 1997, the Fund had revenues comprised of ($162,443) in realized trading losses, $838,321 in change in unrealized trading gains and $293,033 in interest income. Total expenses for the year ended December 31, 1997 were $842,501. The Net Income for the year ended December 31, 1997 was $126,410. The Net Asset Value per Unit at December 31, 1997 increased .10% from $100.00 at December 31, 1996 to $100.10 at December 31, 1997. The Fund's trading gains during 1997 were resulted primarily from currencies, global interest rates, energies and grains.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

Past Performance Not Necessarily Indicative of Future Results. The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projects, the inclusion of the quantification included in this Item 7A should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Standard of Materiality. Materiality as used in this Item 7A, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Fund's market sensitive instruments.

Quantifying The Fund's Trading Value At Risk

Quantitative Forward-Looking Statements. The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Fund's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund's Trading Value At Risk In Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of November 30, 1999. Value at Risk as of December 31, 1999 was $0 due to the full liquidation of all positions in anticipation of the passage of Year 2000. November 30, 1999 is being used for a better indication of a typical portfolio. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of November 30, 1999 the Fund's total capitalization was approximately $26.8 million.

                                NOVEMBER 30, 1999

                                                                % OF
                                                                TOTAL
              MARKET SECTOR           VALUE AT RISK         CAPITALIZATION
              -------------           -------------         --------------
              Interest Rates            $   700,000                2.5%
              Currencies                    600,000                2.2%
              Stock Indices                 600,000                2.2%
              Metals                        900,000                3.2%
              Commodities                   600,000                2.2%
              Energy                        200,000                 .8%
                                        -----------               ----

                 Total                  $ 3,600,000               13.1%


Material Limitations On Value At Risk As An Assessment Of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value), as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions--unusual, but historically recurring from time to time--could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table--as well as the past performance of the Fund--give no indication of this "risk of ruin".

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures--constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Kenmar and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially, that any such strategies will be effective in either the short- or long-term, or that investors will not lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of November 30, 1999, by market sector.

INTEREST RATES. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United Stated and the other G-7 countries. However, the Fund also takes positions in the government debt of other nations--e.g., New Zealand and Australia. Kenmar anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

CURRENCIES. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates--i.e., positions between two currencies other than the U.S. dollar. Kenmar does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

STOCK INDICES. The Fund's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of November 30, 1999, the Fund's primary exposures were in the S&P 500 and the Nikkei indices. Kenmar anticipates little, if any, trading in non G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

COMMODITIES. The Fund has exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, soybean oil and sugar accounted for the substantial bulk of the Fund's commodities exposure as of November 30, 1999. Kenmar anticipates that the Advisors will maintain an emphasis on grains and tropicals, in which the Fund has historically taken its largest positions.

METALS. The Fund has significant exposure to fluctuations in the price of gold, silver and copper. Although certain of the Advisors will from time to time trade base metals such as aluminum and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much less extent, palladium). Kenmar anticipates that gold, silver and copper will remain the primary metals market exposure for the Fund.

ENERGY. The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Natural gas, unleaded gas , heating oil and crude oil accounted for the substantial bulk of the Fund's energy exposure as of November 30, 1999.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of November 30, 1999.

FOREIGN CURRENCY BALANCES. The Fund's primary foreign currency balances are in Japanese yen, Canadian dollars, Australian dollars, British pounds and Swiss francs. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars.

Qualitative Disclosures Regarding Means Of Managing Risk Exposure

The means by which the Fund and the Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. At the Fund-wide level, Kenmar attempts to manage market exposure by (i) diversifying the Fund's assets among different Advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Fund's actual market exposures on a daily basis. At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Fund account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Kenmar controls the risk of the Fund's non-trading instruments (interest-bearing securities held for cash management purposes)--the only Fund investments, as opposed to Advisor selections, directed by Kenmar--limiting the duration of such instruments to no more than one year.

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b) Identification of Directors and Executive Officers:

Kenmar Advisory Corp. is the sole managing owner of the Fund. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of Kenmar currently are as follows:

MR. KENNETH A. SHEWER, age 47, has been the Chairman and a director of Kenmar since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

MR. MARC S. GOODMAN, age 52, has been the President and a director of Kenmar since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

MS. ESTHER ECKERLING GOODMAN, age 48, has been the Senior Executive Vice President of Kenmar since March 1991 and has also served as Chief Operating Officer of Kenmar since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

MR. ROBERT L. CRUIKSHANK, age 64, joined Kenmar as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100 (OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners:

As of December 31, 1999, no person or "group" is known to be or has been the beneficial owner of more than five percent of the Units.

         (b) Security Ownership of Management:

As of December 31, 1999, the following officers of Kenmar beneficially owned the following number of Units:

                                  NUMBER OF UNITS
   NAME OF BENEFICIAL OWNER           OWNED          PERCENTAGE OF CLASS
   ------------------------       ---------------    -------------------
      Marc S. Goodman                 52.8321             Less than 1%
      Kenneth A. Shewer               50.2517             Less than 1%

As of December 31, 1999, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

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

Not Applicable.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Form 10-K:

     1.  Independent Auditor's Report..................................................................-i-
         Statements of Financial Condition as of December 31, 1999 and 1998............................F-1
         Statements of Operations for the years ended December 31, 1999, 1998 and 1997.................F-2
         Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................F-3
         Statements of changes in Unitholders' Capital (Net Asset Value) for the years ended December 31, 1999, 1998 and 1997...................................................F-4
         Notes to Financial Statements.............................................................F-5-F-9

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

         10.01  Form of Advisory Agreement

         10.02  Form of Customer Agreement between the Fund and the Commodity Brokers

         10.03  Form of Escrow Agreement

         10.04  Subscription Agreement and Power of Attorney

         (b) Reports on Form 8-K:

The Fund did not file any reports on Form 8-K during the fourth quarter of 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                      KENMAR GLOBAL TRUST
                                      By: Kenmar Advisory Corp., managing owner

                                      By: /s/ Kenneth A. Shewer
                                      --------------------------
                                      Kenneth A. Shewer
                                      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2000.

                                      KENMAR GLOBAL TRUST
                                      By: Kenmar Advisory Corp., managing owner

                                      By: /s/ Kenneth A. Shewer
                                      -------------------------
                                      Kenneth A. Shewer
                                      Chairman and Director
                                      (Principal Executive Officer)


                                      By: /s/ Marc S. Goodman
                                      ------------------------
                                      Marc S. Goodman
                                      President and Director


                                      By: /s/ Thomas J. DiVuolo
                                      -------------------------
                                      Thomas J. DiVuolo
                                      Senior Vice President
                                      (Principal Financial and Accounting
                                      Officer for the Fund)

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 821-8000

                               FAX (410) 321-8359


Member: American Institute of Certified                                Suite 200
Public Accountants

SEC Practice Section                                    201 International Circle

Maryland Association of                             Hunt Valley, Maryland  21030
Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
Kenmar Global Trust

We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 1999 and 1998, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 1999 and 1998, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                  /s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 17, 2000

                               KENMAR GLOBAL TRUST

                        STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1999 and 1998

                                  ------------

                                                                                       1999               1998
                                                                                       ----               ----
ASSETS

    Equity in broker trading accounts
       Cash                                                                      $      3,275,658   $     14,288,556
       Unrealized gain on open contracts                                                   70,254          1,219,956
                                                                                 ----------------   ----------------

              Deposits with brokers                                                     3,345,912         15,508,512

    Cash and cash equivalents                                                          23,481,079         10,582,645
                                                                                 ----------------   ----------------

              Total assets                                                       $     26,826,991   $     26,091,157
                                                                                 ================   ================

LIABILITIES

    Accounts payable                                                             $         40,000   $         65,017
    Commissions and other trading fees on open contracts                                    5,394             18,122
    Managing Owner brokerage commissions                                                  196,233            160,616
    Managing Owner incentive fee                                                                0             42,368
    Advisor profit shares                                                                  13,388            109,106
    Reimbursable offering costs                                                                 0             44,975
    Redemptions payable                                                                 3,724,738            255,238
    Redemption charges payable to Managing Owner                                           69,885              4,897
    Subscription deposits                                                                       0             27,720
                                                                                 ----------------   ----------------

              Total liabilities                                                         4,049,638            728,059
                                                                                 ----------------   ----------------

UNITHOLDERS' CAPITAL (Net Asset Value)
    Managing Owner - 2,813.3231 and 2,331.0461 units
       outstanding at December 31, 1999 and 1998                                          280,146            263,850
    Other Unitholders - 225,924.9857 and 221,745.5512 units
       outstanding at December 31, 1999 and 1998                                       22,497,207         25,099,248
                                                                                 ----------------   ----------------

              Total unitholders' capital

                  (Net Asset Value)                                                    22,777,353         25,363,098
                                                                                 ----------------   ----------------
                                                                                 $     26,826,991   $     26,091,157
                                                                                 ================   ================


                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1999, 1998 and 1997

                                 --------------


                                                                    1999              1998               1997
                                                                    ----              ----               ----
INCOME
    Trading gains (losses)
       Realized                                               $        130,990    $    4,443,190   $     (162,443)
       Change in unrealized                                        (1,149,702)           381,635           838,321
                                                              ----------------    --------------   ---------------

           Gain (loss) from trading                                (1,018,712)         4,824,825           675,878

    Interest income                                                  1,082,050           750,290           293,033
                                                              ----------------    --------------   ---------------

           Total income                                                 63,338         5,575,115           968,911
                                                              ----------------    --------------   ---------------

EXPENSES

    Brokerage commissions                                              274,883           147,779            45,814
    Managing Owner brokerage commissions                             2,616,529         1,652,458           631,403
    Managing Owner incentive fee                                             0            43,400                 0
    Advisor profit shares                                              109,313           984,809           106,886
    Operating expenses                                                 236,610           134,568            58,398
                                                              ----------------    --------------   ---------------

           Total expenses                                            3,237,335         2,963,014           842,501
                                                              ----------------    --------------   ---------------

           NET INCOME (LOSS)                                  $    (3,173,997)    $    2,612,101   $       126,410
                                                              ================    ==============   ===============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of units
    outstanding during the period)                            $        (12.65)    $        16.96   $          1.24
                                                              ================    ==============   ===============
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                                      $        (13.61)    $        13.09   $          0.10
                                                              ================    ==============   ===============



                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1999, 1998 And 1997

                                  ------------



                                                                        1999              1998             1997
                                                                        ----              ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                            $    (3,173,997)  $     2,612,101   $       126,410
      Adjustments to reconcile net income (loss)
      to net cash from (for) operating activities:
        (Increase) decrease in net option premiums paid                         0           12,165          (12,165)
        Net change in unrealized                                        1,149,702        (381,635)         (838,321)
        (Increase) decrease in other assets                                     0          177,369         (177,369)
        Increase (decrease) in accounts payable and
           accrued expenses                                             (140,214)          219,842           175,387
                                                                 ----------------  ---------------   ---------------

           Net cash from (for) operating activities                   (2,164,509)        2,639,842         (726,058)
                                                                 ----------------  ---------------   ---------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                   8,331,096       13,497,520        12,847,562
    Increase (decrease) in subscription deposits                         (27,720)            2,000            25,720
    Offering costs paid                                                 (197,114)        (700,862)         (124,706)
    Redemption of units                                               (4,056,217)      (2,322,207)         (269,610)
                                                                 ----------------  ---------------   ---------------

           Net cash from financing activities                           4,050,045       10,476,451        12,478,966
                                                                 ----------------  ---------------   ---------------

Net increase in cash and cash equivalents                               1,885,536       13,116,293        11,752,908

CASH AND CASH EQUIVALENTS
    Beginning of year                                                  24,871,201       11,754,908             2,000
                                                                 ----------------  ---------------   ---------------

    End of year                                                  $     26,756,737  $    24,871,201   $    11,754,908
                                                                 ================  ===============   ===============

END OF YEAR CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts                              $      3,275,658  $    14,288,556   $    11,166,621
    Cash and cash equivalents                                          23,481,079       10,582,645           588,287
                                                                 ----------------  ---------------   ---------------

           Total end of year cash and cash
               equivalents                                       $     26,756,737  $    24,871,201   $    11,754,908
                                                                 ================  ===============   ===============




                             See accompanying notes.

                               KENMAR GLOBAL TRUST

               STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET
                  ASSET VALUE) For the Years Ended December 31,
                               1999, 1998 and 1997

                                  -------------


                                                                                 Unitholders' Capital
                                                     Total        ------------------------------------------------
                                                   Number of          Managing           Other
                                                     Units             Owner          Unitholders         Total
                                                ----------------  -------------     -------------    -------------
Balances at
    December 31, 1996                                    20.0000  $         400     $       1,600    $       2,000

Additions                                           128,219.1639        125,800        12,721,762       12,847,562

Net income for the year
    ended December 31, 1997                                               1,279           125,131          126,410

Redemptions                                         (4,588.3331)              0         (450,887)        (450,887)

Offering costs                                                          (1,509)         (146,255)        (147,764)
                                                ----------------  -------------     -------------    -------------

Balances at
    December 31, 1997                               123,650.8308        125,970        12,251,351       12,377,321

Net income for the year
    ended December 31, 1998                                              26,933         2,585,168        2,612,101

Additions                                           123,109.1508        118,400        13,379,120       13,497,520

Redemptions                                        (22,683.3843)              0       (2,401,065)      (2,401,065)

Offering costs                                                          (7,453)         (715,326)        (722,779)
                                                ----------------  -------------     -------------    -------------

Balances at
    December 31, 1998                               224,076.5973        263,850        25,099,248       25,363,098

Net (loss) for the year
    ended December 31, 1999                                            (33,117)       (3,140,880)      (3,173,997)

Additions                                            79,543.5512         51,000         8,280,096        8,331,096

Redemptions                                        (74,881.8397)              0       (7,590,705)      (7,590,705)

Offering costs                                                          (1,587)         (150,552)        (152,139)
                                                ----------------  -------------     -------------    -------------

Balances at
    December 31, 1999                               228,738.3088  $     280,146     $  22,497,207    $  22,777,353
                                                ================  =============     =============    =============




                                                             Net Asset Value Per Unit
                                                  -----------------------------------------------
                                                                    December 31,
                                                      1999              1998             1997
                                                      ----              ----             ----

                                                     $99.58           $113.19           $100.10
                                                     ======           =======           =======

                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                  -------------

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

C.       Method of Reporting

         The Fund's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers include other trading fees and are charged to expense when contracts are opened.

D.       Cash and Cash Equivalents

         Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

E.       Income Taxes

         The Fund prepares calendar year U.S. and state information tax returns and reports to the Unitholders their allocable shares of the Fund's income, expenses and trading gains or losses.

F.       Organizational and Offering Costs

         Organizational and initial offering costs (exclusive of selling commissions) of approximately $540,000 were advanced to the Fund by the Managing Owner. Such costs were charged to unitholders' capital and reimbursed to the Managing Owner at a monthly rate of 0.2% of the Fund's beginning of month Net Asset Value. As of December 31, 1998, all such organizational and initial offering costs advanced by the Managing Owner were charged to unitholders' capital.

                               KENMAR GLOBAL TRUST

                                  ------------


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Organizational and Offering Costs (continued)

         Ongoing offering costs are borne by the Fund and are charged directly to unitholders' capital as incurred.

H      Foreign Currency Transactions

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

         The Managing Owner is paid monthly brokerage commissions equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the Advisors. The amount paid to the Managing Owner is reduced by brokerage commissions and other trading fees paid directly by the Fund. For the years ended December 31, 1999, 1998 and 1997, brokerage commissions equated to an approximate round-turn equivalent rate of $87, $84 and $92, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

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

                               KENMAR GLOBAL TRUST

                                  ------------

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner.

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $92,707, $51,752 and $12,592 during 1999, 1998 and 1997, respectively.

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

         The Fund has cash and cash equivalents on deposit with interbank market makers and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Fund does not require collateral from such financial institutions. Since forward contracts are traded in unregulated markets between principals, the Fund also assumes the risk of loss from counterparty nonperformance.

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

                               KENMAR GLOBAL TRUST

                                  ------------

Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the years ended December 31, 1999 and 1998 and for the period May 22, 1997 (commencement of trading) to December 31, 1997, and the related fair values as of December 31, 1999 and 1998 are as follows:

                                                                                              Fair Value as of
                                                     Average Fair Value                         December 31,
                                                     ------------------                         ------------
                                            1999            1998             1997            1999           1998
                                            ----            ----             ----            ----           ----
Exchange traded futures and
    options on futures contracts         $1,280,000     $1,050,000          $440,000        $70,000      $1,240,000
Forward contracts                            20,000         20,000            30,000              0        (20,000)

         Net trading results from derivatives for the years ended December 31, 1999, 1998 and 1997, are reflected in the statement of operations and consist of the gain (loss) from trading less brokerage commissions and the portion of the Managing Owner brokerage commissions that is payable to the brokers. For the years ended December 31, 1999, 1998 and 1997, the net trading gain (loss) from derivatives was approximately $(1,507,000), $4,564,000 and $595,000, respectively. Such trading results reflect the net gain (loss) arising from the Fund's speculative trading of futures contracts, options on futures contracts and forward contracts.

         Open contracts generally mature within one year, however, the Fund intends to close all contracts prior to maturity. The latest maturity date for open contracts at December 31, 1999 and 1998 is April 2000 and September 1999, respectively. At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                                                              1999                                1998
                                                              ----                                ----
                                                 Contracts to      Contracts to      Contracts to      Contracts to
                                                   Purchase            Sell            Purchase            Sell
                                                -------------    --------------    ----------------  ---------------
Exchange traded futures contracts:
- Financial instruments                         $           0    $            0    $     96,900,000  $    99,000,000
- Metals                                            9,200,000         9,200,000           4,200,000       11,100,000
- Energy                                                    0                 0                   0        1,800,000
- Agricultural                                              0                 0             900,000        9,300,000
- Currencies                                                0                 0           6,800,000        6,400,000
Forward Contracts:
- Currencies                                                0                 0           4,600,000        2,600,000
                                                -------------    --------------    ----------------  ---------------

                                                $   9,200,000    $    9,200,000    $    113,400,000  $   130,200,000
                                                =============    ==============    ================  ===============

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