Form 10-Q
period 2000-03-31
KENMAR GLOBAL TRUST
filed 2000-05-15
CIK 1019561

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2000
                        Commission File Number: 333-9898


                               KENMAR GLOBAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                               06-6429854
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


                               Two American Lane,
                                 P.O. Box 5150,
                          Greenwich, Connecticut 06831
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 861-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


================================================================================

                               KENMAR GLOBAL TRUST

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                      PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of March 31, 2000 (unaudited)
                  and December 31, 1999 (audited) ...................................    1

                  Statements of Operations for the Three Months Ended March 31, 2000
                  and 1999 (unaudited) ..............................................    2

                  Statements of Cash Flows for the Three Months Ended March 31, 2000
                  and 1999 (unaudited) ..............................................    3

                  Statements of Changes in Unitholders' Capital (Net Asset Value) for
                  the Three Months Ended March 31, 2000 and 1999 (unaudited) ........    4

                  Notes to Financial Statements (unaudited) .........................   5-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .........................................   9-10

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities .............................................   10

         Item 6.  Exhibits and Reports on Form 8-K ..................................   11

SIGNATURES ..........................................................................   11



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST

                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2000 (Unaudited) and December 31, 1999 (Audited)


                                                                        March 31,    December 31,
                                                                           2000          1999
                                                                       -----------   -----------
ASSETS
    Equity in broker trading accounts
       Cash ........................................................   $11,020,945   $ 3,275,658
       Unrealized gain on open contracts ...........................       150,212        70,254
                                                                       -----------   -----------

              Deposits with brokers ................................    11,171,157     3,345,912

    Cash and cash equivalents ......................................    11,187,071    23,481,079
                                                                       -----------   -----------

              Total assets .........................................   $22,358,228   $26,826,991
                                                                       ===========   ===========

LIABILITIES
    Accounts payable ...............................................   $    26,955   $    40,000
    Commissions and other trading fees on open contracts ...........        24,412         5,394
    Managing Owner brokerage commissions ...........................       150,170       196,233
    Advisor profit shares ..........................................        47,032        13,388
    Redemptions payable ............................................       520,767     3,724,738
    Redemption charges payable to Managing Owner ...................         4,123        69,885
                                                                       -----------   -----------

              Total liabilities ....................................       773,459     4,049,638
                                                                       -----------   -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,813.3231 units outstanding
       at March 31, 2000 and December 31, 1999 .....................       272,828       280,146
    Other Unitholders - 219,762.2981 and 225,924.9857 units
       outstanding at March 31, 2000 and December 31, 1999 .........    21,311,941    22,497,207
                                                                       -----------   -----------

              Total Unitholders' capital
                 (Net Asset Value) .................................    21,584,769    22,777,353
                                                                       -----------   -----------

                                                                       $22,358,228   $26,826,991
                                                                       ===========   ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)




                                                  Three Months
                                                     Ended
                                                   March 31,
                                           --------------------------
                                               2000          1999
                                           -----------    -----------
INCOME
    Trading gains (losses)
       Realized ........................   $  (177,595)   $  (449,037)
       Change in unrealized ............        79,958     (1,179,366)
                                           -----------    -----------

              (Loss) from trading ......       (97,637)    (1,628,403)

    Interest income ....................       298,195        234,700
                                           -----------    -----------

              Total income (loss) ......       200,558     (1,393,703)
                                           -----------    -----------

EXPENSES
    Brokerage commissions ..............       108,518         79,211
    Managing Owner brokerage commissions       517,830        624,465
    Advisor profit shares ..............        47,032         36,442
    Operating expenses .................        45,638         71,961
                                           -----------    -----------

              Total expenses ...........       719,018        812,079
                                           -----------    -----------

              NET (LOSS) ...............   $  (518,460)   $(2,205,782)
                                           ===========    ===========

NET (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)   $     (2.27)   $     (9.61)
                                           ===========    ===========

(DECREASE) IN NET ASSET
    VALUE PER UNIT .....................   $     (2.60)   $     (9.66)
                                           ===========    ===========


                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                      Three Months
                                                                         Ended
                                                                       March 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net (loss) ............................................   $   (518,460)   $ (2,205,782)
       Adjustments to reconcile net (loss) to net
       cash (for) operating activities:
          Net change in unrealized ........................        (79,958)      1,179,366
          (Decrease) in accounts payable
             and accrued expenses .........................         (6,446)        (79,805)
                                                              ------------    ------------

              Net cash (for) operating activities .........       (604,864)   $ (1,106,221)
                                                              ------------    ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units .....................................      1,169,500       2,625,258
    Decrease in subscription deposits .....................              0         (27,720)
    Offering costs paid ...................................        (66,280)        (88,023)
    Redemption of units ...................................     (5,047,077)       (410,015)
                                                              ------------    ------------

              Net cash from (for) financing activities ....     (3,943,857)      2,099,500
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents ......     (4,548,721)        993,279

CASH AND CASH EQUIVALENTS
    Beginning of period ...................................     26,756,737      24,871,201
                                                              ------------    ------------

    End of period .........................................   $ 22,208,016    $ 25,864,480
                                                              ============    ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts .......................   $ 11,020,945    $ 13,347,606
    Cash and cash equivalents .............................     11,187,071      12,516,874
                                                              ------------    ------------

              Total end of period cash and cash equivalents   $ 22,208,016    $ 25,864,480
                                                              ============    ============


                             See accompanying notes.

                               KENMAR GLOBAL TRUST

         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                               Unitholders' Capital
                                       Total       --------------------------------------------
                                     Number of       Managing         Other
                                       Units          Owner        Unitholders         Total
                                    -----------    ------------    ------------    ------------
Three Months Ended March 31, 2000

Balances at
    December 31, 1999 ...........   228,738.308    $    280,146    $ 22,497,207    $ 22,777,353

Net (loss) for the three months
    ended March 31, 2000 ........                        (6,503)       (511,957)       (518,460)

Additions .......................    11,767.531               0       1,169,500       1,169,500

Redemptions .....................   (17,930.219)              0      (1,777,344)     (1,777,344)

Offering costs ..................                          (815)        (65,465)        (66,280)
                                    -----------    ------------    ------------    ------------

Balances at
    March 31, 2000 ..............   222,575.621    $    272,828    $ 21,311,941    $ 21,584,769
                                    ===========    ============    ============    ============

Three Months Ended March 31, 1999

Balances at
    December 31, 1998 ...........   224,076.597    $    263,850    $ 25,099,248    $ 25,363,098

Net (loss) for the three months
    ended March 31, 1999 ........                       (23,000)     (2,182,782)     (2,205,782)

Additions .......................    24,803.494          23,000       2,637,538       2,660,538

Redemptions .....................    (4,940.410)              0        (519,671)       (519,671)

Offering costs ..................                          (449)        (42,599)        (43,048)
                                    -----------    ------------    ------------    ------------

Balances at
    March 31, 1999 ..............   243,939.682    $    263,401    $ 24,991,734    $ 25,255,135
                                    ===========    ============    ============    ============


                            Net Asset Value Per Unit
                ---------------------------------------------------
                March 31,   December 31,   March 31,   December 31,
                     2000           1999        1999           1998

                $   96.98   $      99.58   $  103.53   $     113.19
                =========   ============   =========   ============


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

          F.   Offering Costs

               Offering costs are borne by the Fund and are charged directly to unitholders' capital as incurred.

                               KENMAR GLOBAL TRUST

                                   (Unaudited)


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          G.   Foreign Currency Transactions

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

          The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2000 and 1999.

Note 3.   COMMODITY TRADING ADVISORS

          The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each advisory agreement).

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

                               KENMAR GLOBAL TRUST

                                   (Unaudited)


Note 5.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

          The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in Unitholders' capital and amounted to $6,914 and $2,054 during the three months ended March 31, 2000 and 1999, respectively.

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

Note 7.   INTERIM FINANCIAL STATEMENTS

          The statement of financial condition as of March 31, 2000, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999.

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

          There are three primary factors that affect the Fund's capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Unitholders of the Fund (the "Unitholders"); and (iii) the capital invested or redeemed by the Fund's managing owner, Kenmar Advisory Corp. ("Kenmar"). Kenmar has maintained, and has agreed to maintain, at all times a one percent (1%) interest in the Fund. All capital contributions by Kenmar necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Kenmar, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

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

          It is important to note that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

          As of March 31, 2000, the Net Asset Value of the Fund was $21,584,769, a decrease of approximately 5.24% from its Net Asset Value of $22,777,353 at December 31, 1999. The Fund's subscriptions and redemptions for the quarter ended March 31, 2000, totaled $1,169,500 and $1,777,344, respectively. For the quarter ended March 31, 2000, the Fund had revenue comprised of $(177,595) in realized trading losses, $79,958 in change in unrealized trading gains and $298,195 in interest income compared to revenue comprised of $(449,037) in realized trading lossess, $(1,179,366) in change in unrealized trading losses and $234,700 in interest income for the same period in 1999. Total income for the first quarter of 2000 increased by $1,594,261 from the same period for 1999, while total expenses decreased by $93,061 between these periods. The Net Asset Value per Unit at March 31, 2000 decreased 2.61% from $99.58 at December 31, 1999, to $96.98 at March 31, 2000. The Fund's negative performance for the quarter ended March 31, 2000, resulted primarily from [------------].


               PAST PERFORMANCE IS NOT INDICATIVE OF FUTURE RESULTS. AS A RESULT, ANY RECENT INCREASES IN REALIZED OR UNREALIZED TRADING GAINS MAY HAVE NO BEARING ON ANY RESULTS THAT MAY BE OBTAINED IN THE FUTURE.

          LIQUIDITY. Units may be redeemed at Net Asset Value, at a Unitholder's option, as of the close of business on the last day of each month, beginning with the 6th month-end following their sale. Units redeemed on the 6th month-end through the 12th month-end after sale are subject to a 3% redemption charge. Units redeemed on the 13th month-end through the 18th month-end after sale are subject to a 2% redemption charge. After the end of the 18th month, there is no charge for redemption. Requests for redemption must be received at least ten days prior to the proposed date of redemption.

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

          PART II - OTHER INFORMATION

          ITEM 2. CHANGES IN SECURITIES

          During the first quarter of 2000, __________ Units were sold for a total of $__________.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS. Financial Data Schedule.

          B.   REPORTS ON FORM 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of May, 2000.



                                     KENMAR GLOBAL TRUST
                                     By: Kenmar Advisory Corp., managing owner


                                     By:
                                     -------------------------
                                     Kenneth A. Shewer
                                     Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the ____ day of May, 2000.



                                     KENMAR GLOBAL TRUST

                                     By: Kenmar Advisory Corp., managing owner

                                     By:
                                     -------------------------
                                     Kenneth A. Shewer
                                     Chairman and Director
                                      (Principal Executive Officer)


                                     By:
                                     -------------------------
                                     Marc S. Goodman
                                     President and Director


                                     By:
                                     -------------------------
                                     Thomas J. DiVuolo
                                     Senior Vice President
                                     (Principal Financial and Accounting
                                     Officer for the Fund)