Form 10-Q
period 2000-06-30
KENMAR GLOBAL TRUST
filed 2000-08-15
CIK 1019561

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


                  For the Quarterly Period Ended: June 30, 2000


                        Commission File Number: 333-9898


                               KENMAR GLOBAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              06-6429854
-------------------------------                             --------------------
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

                               Yes  X      No
                                   ---        ---

================================================================================

                               KENMAR GLOBAL TRUST

                           QUARTER ENDED JUNE 30, 2000

                                   ----------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Statements of Financial Condition as of June 30,
                   2000 (unaudited) and December 31, 1999 (audited) ......   1

                   Statements of Operations for the Three Months Ended
                   June 30, 2000 and 1999 and for the Six Months Ended
                   June 30, 2000 and 1999 (unaudited) ....................   2

                   Statements of Cash Flows for the Six Months Ended
                   June 30, 2000 and 1999 (unaudited) ....................   3

                   Statements of Changes in Unitholders' Capital
                   (Net Asset Value) for the Six Months Ended June 30,
                   2000 and 1999 (unaudited) .............................   4

                   Notes to Financial Statements (unaudited) .............  5-8

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................  9-10

PART II -- OTHER INFORMATION

           Item 2. Changes in Securities .................................  10

           Item 6. Exhibits and Reports on Form 8-K ......................  10

SIGNATURES ...............................................................  11

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST

                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

                                                              June 30,    December 31,
                                                                2000          1999
                                                            -----------   -----------
ASSETS
  Equity in broker trading accounts
    Cash ................................................   $11,811,399   $ 3,275,658
    Unrealized gain on open contracts ...................        18,732        70,254
                                                            -----------   -----------
           Deposits with brokers ........................    11,830,131     3,345,912
  Cash and cash equivalents .............................     9,451,164    23,481,079
                                                            -----------   -----------
           Total assets .................................   $21,281,295   $26,826,991
                                                            ===========   ===========
LIABILITIES
  Accounts payable ......................................   $    28,864   $    40,000
  Commissions and other trading fees on open contracts ..        32,094         5,394
  Managing Owner brokerage commissions ..................       122,604       196,233
  Advisor profit shares .................................        17,789        13,388
  Redemptions payable ...................................       722,201     3,724,738
  Redemption charges payable to Managing Owner ..........         5,748        69,885
                                                            -----------   -----------
           Total liabilities ............................       929,300     4,049,638
                                                            -----------   -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
  Managing Owner - 2,813.3231 units outstanding
    at June 30, 2000 and December 31, 1999 ..............       274,212       280,146
  Other Unitholders - 205,991.2434 and 225,924.9857 units
    outstanding at June 30, 2000 and December 31, 1999 ..    20,077,783    22,497,207
                                                            -----------   -----------
           Total Unitholders' capital
             (Net Asset Value) ..........................    20,351,995    22,777,353
                                                            -----------   -----------
                                                            $21,281,295   $26,826,991
                                                            ===========   ===========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2000 and 1999 and
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         Three Months                       Six Months
                                                             Ended                             Ended
                                                           June 30,                          June 30,
                                                  -------------------------        ---------------------------
                                                     2000           1999              2000            1999
                                                  ---------      ----------        ----------      -----------
INCOME
    Trading gains (losses)
       Realized ................................   $ 584,881      $ (544,038)       $  407,286      $  (993,075)
       Change in unrealized ....................    (131,480)      1,466,692           (51,522)         287,326
                                                   ---------      ----------        ----------      -----------
              Gain (loss) from trading .........     453,401         922,654           355,764         (705,749)
    Interest income ............................     293,393         259,201           591,588          493,901
                                                   ---------      ----------        ----------      -----------
              Total income (loss) ..............     746,794       1,181,855           947,352         (211,848)
                                                   ---------      ----------        ----------      -----------
EXPENSES
    Brokerage commissions ......................     101,254          67,325           209,772          146,536
    Managing Owner brokerage commissions .......     484,548         633,095         1,002,378        1,257,560
    Advisor profit shares ......................      17,789          59,483            64,821           95,925
    Operating expenses .........................      29,627          57,417            75,265          129,378
                                                   ---------      ----------        ----------      -----------
              Total expenses ...................     633,218         817,320         1,352,236        1,629,399
                                                   ---------      ----------        ----------      -----------
              NET INCOME (LOSS) ................   $ 113,576      $  364,535        $ (404,884)     $(1,841,247)
                                                   =========      ==========        ==========      ===========
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) .......   $     .52      $     1.49        $    (1.81)     $     (7.78)
                                                   =========      ==========        ==========      ===========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT .......................   $     .49      $     1.20        $    (2.11)     $     (8.46)
                                                   =========      ==========        ==========      ===========

                                                See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                               Six Months
                                                                                  Ended
                                                                                June 30,
                                                                       ---------------------------
                                                                           2000           1999
                                                                       ------------   ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net (loss) .......................................................   $  (404,884)   $(1,841,247)
     Adjustments to reconcile net (loss) to net cash (for)
       operating activities:
         (Increase) in option premiums paid ........................             0        (52,508)
         Net change in unrealized ..................................        51,522       (287,326)
         Increase (decrease) in accounts payable
           and accrued expenses ....................................       (53,664)         4,803
                                                                       -----------    -----------
             Net cash (for) operating activities ...................      (407,026)    (2,176,278)
                                                                       -----------    -----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units ................................................     2,082,255      4,777,758
  Decrease in subscription deposits ................................             0        (27,720)
  Offering costs paid ..............................................       (66,280)      (153,076)
  Redemption of units ..............................................    (7,103,123)    (1,707,052)
                                                                       -----------    -----------
            Net cash from (for) financing activities ...............    (5,087,148)     2,889,910
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents ...............    (5,494,174)       713,632

CASH
   Beginning of period .............................................    26,756,737     24,871,201
                                                                       -----------    -----------
   End of period ...................................................   $21,262,563    $25,584,833
                                                                       ===========    ===========
END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts .................................   $11,811,399    $12,360,894
   Cash and cash equivalents .......................................     9,451,164     13,223,939
                                                                       -----------    -----------
             Total end of period cash and cash equivalents .........   $21,262,563    $25,584,833
                                                                       ===========    ===========

                                    See accompanying notes.

                                 KENMAR GLOBAL TRUST

           STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                   For the Six Months Ended June 30, 2000 and 1999
                                     (Unaudited)

                                                                  Unitholders' Capital
                                          Total         ----------------------------------------
                                        Number of       Managing        Other
                                          Units           Owner      Unitholders        Total
                                       -----------      --------     -----------     -----------
SIX MONTHS ENDED JUNE 30, 2000

Balances at
    December 31, 1999 ..........      228,738.3088      $280,146     $22,497,207     $22,777,353
Net (loss) for the six months
    ended June 30, 2000 ........                          (5,119)       (399,765)       (404,884)
Additions ......................       21,174.3281             0       2,082,255       2,082,255
Redemptions ....................      (41,108.0704)            0      (4,036,449)     (4,036,449)
Offering costs .................                            (815)        (65,465)        (66,280)
                                      ------------      --------     -----------     -----------
Balances at
    June 30, 2000 ..............      208,804.5665      $274,212     $20,077,783     $20,351,995
                                      ============      ========     ===========     ===========

SIX MONTHS ENDED JUNE 30, 1999

Balances at
    December 31, 1998 ..........      224,076.5973      $263,850     $25,099,248     $25,363,098

Net (loss) for the six months
    ended June 30, 1999 ........                         (19,273)     (1,821,974)     (1,841,247)
Additions ......................       45,767.2734        35,000       4,817,038       4,852,038
Redemptions ....................      (14,517.4459)            0      (1,526,261)     (1,526,261)
Offering costs .................                          (1,131)       (106,970)       (108,101)
                                      ------------      --------     -----------     -----------
Balances at
    June 30, 1999 ..............      255,326.4248      $278,446     $26,461,081     $26,739,527
                                      ============      ========     ===========     ===========

                                                   Net Asset Value Per Unit
                             ------------------------------------------------------------------
                              June 30,        December 31,        June 30,         December 31,
                               2000               1999              1999               1998
                             --------         ------------        --------         ------------
                              $97.47             $99.58            $104.73            $113.19
                              ======             ======            =======            =======

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

        The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months and six months ended June 30, 2000 and 1999.


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

                               KENMAR GLOBAL TRUST

                                   (Unaudited)


Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

        The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in Unitholders' capital and amounted to $27,168 and $9,663 during the six months ended June 30, 2000 and 1999, respectively.


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

                               KENMAR GLOBAL TRUST

                                   (Unaudited)


Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The proceeds of the offering of the units of beneficial interest (the "Units") are used by the Fund to engage in the speculative trading of futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors").

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

As of June 30, 2000, the Net Asset Value of the Fund was $20,351,995, a decrease of approximately 5.71% from its Net Asset Value of $21,584,769 at March 31, 2000. The Fund's subscriptions and redemptions for the quarter ended June 30, 2000, totaled $912,755 and $2,253,105, respectively. For the quarter ended June 30, 2000, the Fund had revenue comprised of $584,881 in realized trading gains, $(131,480) in change in unrealized trading losses and $293,393 in interest income compared to revenue comprised of $(544,038) in realized trading losses, $1,466,692 in change in unrealized trading gains and $259,201 in interest income for the same period in 1999. Total income for the second quarter of 2000 decreased by $435,061 from the same period for 1999, while total expenses decreased by $184,102 between these periods. The Net Asset Value per Unit at June 30, 2000 increased .51% from $96.98 at March 31, 2000, to $97.47 at June 30, 2000. The Fund's positive performance for the quarter ended June 30, 2000, resulted primarily from energies, tropicals, currencies and European stock indices.

The Net Asset Value of the Fund decreased $2,425,358 or 10.65% from December 31, 1999 through June 30, 2000. The Fund's subscriptions and redemptions for the six months ended June 30, 2000, totaled $2,082,255 and $4,036,449, respectively. For the six months ended June 30, 2000, the Fund had revenue comprised of $407,286 in realized trading gains, $(51,522) in change in unrealized trading losses and $591,588 in interest income compared to revenue comprised of $(993,075) in realized trading losses, $287,326 in change in unrealized trading gains and $493,901 in interest income for the same period in 1999. The total income for the first six months of 2000 increased by $1,159,200 from the same period for 1999, while total expenses decreased by $277,163 between these periods. The Net Asset Value per Unit at June 30, 2000 decreased 2.12% from $99.58 at December 31, 1999, to $97.47 at June 30, 2000. The Fund's
negative performance for the six months ended June 30, 2000 resulted primarily from U.S. and European interest rates, grains and metals.

              PAST PERFORMANCE IS NOT INDICATIVE OF FUTURE RESULTS.
    AS A RESULT, ANY RECENT INCREASES IN REALIZED OR UNREALIZED TRADING GAINS
     MAY HAVE NO BEARING ON ANY RESULTS THAT MAY BE OBTAINED IN THE FUTURE.

LIQUIDITY. Units may be redeemed at Net Asset Value, at a Unitholder's option, as of the close of business on the last day of each month, beginning with the 6th month-end following their sale. Units redeemed on the 6th month-end through the 12th month-end after sale are subject to a 3% redemption charge. Units redeemed on the 13th month-end through the 18th month-end after sale are subject to a 2% redemption charge. After the end of the 18th month, there is no charge for redemption. Requests for redemption must be received at least ten (10) days prior to the proposed date of redemption.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.


PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2000, 9,406.7966 Units were sold for a total of $912,755.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS. Financial Data Schedule.

B. REPORTS ON FORM 8-K. None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.


                                         KENMAR GLOBAL TRUST

                                         By: Kenmar Advisory Corp.,
                                             managing owner


                                         By:
                                             ------------------------------
                                             Kenneth A. Shewer
                                             Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of August, 2000.


                                         KENMAR GLOBAL TRUST


                                         By: Kenmar Advisory Corp.,
                                             managing owner


                                         By:
                                             ------------------------------
                                             Kenneth A. Shewer
                                             Chairman and Director


                                         By:
                                             ------------------------------
                                             Marc S. Goodman
                                             President and Director


                                         By:
                                             ------------------------------
                                             Thomas J. DiVuolo
                                             Senior Vice President
                                             (Principal Financial and Accounting
                                             Officer for the Fund)