Form 10-Q
period 2000-09-30
KENMAR GLOBAL TRUST
filed 2000-11-14
CIK 1019561

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


               For the Quarterly Period Ended: September 30, 2000


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

                               KENMAR GLOBAL TRUST

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Statements of Financial Condition as of
                  September 30, 2000 (Unaudited)
                  and December 31, 1999 (Audited).......................     1

                  Statements of Operations For the Three
                  Months Ended September 30, 2000
                  and 1999 and For the Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited)...............     2

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 2000
                  and 1999 (Unaudited)..................................     3

                  Statements of Changes in Unitholders'
                  Capital (Net Asset Value) For
                  the Nine Months Ended September 30,
                  2000 and 1999 (Unaudited).............................     4

                  Notes to Financial Statements (Unaudited).............   5-8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........   9-10

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities.................................    11

         Item 6.  Exhibits and Reports on Form 8-K......................    11

SIGNATURES..............................................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

                                                            September 30,   December 31,
                                                                2000            1999
                                                            -------------   ------------
ASSETS
    Equity in broker trading accounts
      Cash                                                   $10,370,598     $ 3,275,658
      Unrealized gain on open contracts                           42,190          70,254
                                                             -----------     -----------
          Deposits with brokers                               10,412,788       3,345,912
    Cash and cash equivalents                                  8,319,126      23,481,079
    Subscription receivable                                        2,000               0
                                                             -----------     -----------
         Total assets                                        $18,733,914     $26,826,991
                                                             ===========     ===========
LIABILITIES
    Accounts payable                                         $    18,552     $    40,000
    Commissions and other trading fees on open contracts          19,592           5,394
    Managing Owner brokerage commissions                         128,721         196,233
    Advisor profit shares                                         13,053          13,388
    Redemptions payable                                          873,351       3,724,738
    Redemption charges payable to Managing Owner                   6,329          69,885
                                                             -----------     -----------
         Total liabilities                                     1,059,598       4,049,638
                                                             -----------     -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,010.3231 and 2,813.3231
    units outstanding at September
    30, 2000 and December 31, 1999                               182,969         280,146
    Other Unitholders - 192,181.0246  and
    225,924.9857 units outstanding at September
    30, 2000 and December 31, 1999                            17,491,347      22,497,207
                                                             -----------     -----------
          Total unitholders' capital
          (Net Asset Value)                                   17,674,316      22,777,353
                                                             -----------     -----------
                                                             $18,733,914     $26,826,991
                                                             ===========     ===========

                             See accompanying notes.

                                                 KENMAR GLOBAL TRUST
                                               STATEMENTS OF OPERATIONS
                              For the Three Months Ended September 30, 2000 and 1999 and
                                For the Nine Months Ended September 30, 2000 and 1999
                                                     (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                                ----------------------------            ----------------------------
                                                   2000             1999                    2000            1999
                                                   ----             ----                    ----            ----
INCOME
   Trading gains (losses)
      Realized                                  $(1,042,756)     $ (111,940)            $  (635,470)    $(1,105,015)
      Change in unrealized                           23,458         957,964                 (28,064)      1,245,290
                                                -----------      ----------             -----------     -----------
           Gain (loss) from trading              (1,019,298)        846,024                (663,534)        140,275
   Interest income                                  282,060         287,366                 873,648         781,267
                                                -----------      ----------             -----------     -----------
           Total income (loss)                     (737,238)      1,133,390                 210,114         921,542
                                                -----------      ----------             -----------     -----------
EXPENSES
  Brokerage commissions                              47,628          61,767                 257,400         208,303
  Managing Owner brokerage commissions              489,980         674,747               1,492,358       1,932,307
  Advisor profit shares                              13,053               0                  77,874          95,925
  Operating expenses                                 27,437          36,477                 102,702         165,855
                                                -----------      ----------             -----------     -----------
           Total expenses                           578,098         772,991               1,930,334       2,402,390
                                                -----------      ----------             -----------     -----------
           NET INCOME (LOSS)                    $(1,315,336)     $  360,399             $(1,720,220)    $(1,480,848)
                                                ===========      ==========             ===========     ===========
NET INCOME (LOSS) PER UNIT
  (based on weighted average number of units
  outstanding during the period)                $     (6.44)     $     1.39             $     (7.92)    $     (6.06)
                                                ===========      ==========             ===========     ===========
 INCREASE (DECREASE) IN NET ASSET
   VALUE PER UNIT                               $     (6.46)     $     1.27             $     (8.57)    $     (7.19)
                                                ===========      ==========             ===========     ===========


                                               See accompanying notes.

                                                 KENMAR GLOBAL TRUST
                                               STATEMENTS OF CASH FLOWS
                                For the Nine Months Ended September 30, 2000 and 1999
                                                     (Unaudited)
                                                                                            Nine Months
                                                                                               Ended
                                                                                           September 30,
                                                                                   --------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net (loss)                                                                       $(1,720,220)     $ (1,480,848)
        Adjustments to reconcile net (loss) to net
          cash (for) operating activities:
           (Increase) in net option premiums                                                   0           (22,212)
           Net change in unrealized                                                       28,064        (1,245,290)
           (Decrease) in accounts payable
             and accrued expenses                                                        (75,097)         (137,816)
                                                                                     -----------       -----------
                Net cash (for) operating activities                                   (1,767,253)       (2,886,166)
                                                                                     -----------       -----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                                  2,541,655         8,110,024
    Decrease in subscription deposits                                                          0           (27,720)
    Offering costs paid                                                                  (66,280)         (153,076)
    Redemption of units                                                               (8,775,135)       (2,980,867)
                                                                                     -----------       -----------
                Net cash from (for) financing activities                              (6,299,760)        4,948,361
                                                                                     -----------       ------------
Net increase (decrease) in cash and cash equivalents                                  (8,067,013)        2,062,195

CASH AND CASH EQUIVALENTS
    Beginning of period                                                               26,756,737        24,871,201
                                                                                     -----------       -----------
    End of period                                                                    $18,689,724       $26,933,396
                                                                                     ===========       ===========
END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts                                                  $10,370,598       $11,651,477
    Cash and cash equivalents                                                          8,319,126        15,281,919
                                                                                     -----------       -----------
                Total end of period cash and cash equivalents                        $18,689,724       $26,933,396
                                                                                     ===========       ===========


                                               See accompanying notes.


                                                       KENMAR GLOBAL TRUST
                                 STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                                      For the Nine Months Ended September 30, 2000 and 1999
                                                           (Unaudited)

                                                                                             Unitholders' Capital
                                                                            ---------------------------------------------------
                                                            Total
                                                          Number of          Managing            Other
                                                            Units             Owner           Unitholders             Total
                                                         ----------         ----------        -----------           -----------
Nine Months Ended September 30, 2000
Balances at
    December 31, 1999                                     228,738.3088       $280,146         $22,497,207           $22,777,353
Net (loss) for the nine months
    ended September 30, 2000                                                  (23,277)         (1,696,943)           (1,720,220)
Additions                                                  26,184.9181              0           2,543,655             2,543,655
Redemptions                                               (60,731.8792)       (73,085)         (5,787,107)           (5,860,192)
Offering costs                                                                   (815)            (65,465)              (66,280)
                                                          ------------       --------         -----------           -----------
Balances at
    September 30, 2000                                    194,191.3477       $182,969         $17,491,347           $17,674,316
                                                          ============       ========         ===========           ===========
Nine Months Ended September 30, 1999
Balances at
    December 31, 1998                                     224,076.5973       $263,850         $25,099,248           $25,363,098
Net (loss) for the nine months
    ended September 30, 1999                                                  (15,617)         (1,465,231)           (1,480,848)
Additions                                                  77,252.6975         50,000           8,060,024             8,110,024
Redemptions                                              (29,569.7323)              0          (3,078,841)           (3,078,841)
Offering costs                                                                 (1,131)           (106,970)             (108,101)
                                                          ------------       --------         -----------           -----------
Balances at
    September 30, 1999                                    271,759.5625       $297,102         $28,508,230           $28,805,332
                                                          ============       ========         ===========           ===========






                                                                           Net Asset Value Per Unit
                                                   ------------------------------------------------------------------------
                                                     September 30,        December 31,       September 30,     December 31,
                                                         2000                1999               1999              1998
                                                   ----------------      -------------      -------------     -------------
                                                        $91.01               $99.58            $106.00            $113.19
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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months and nine months ended September 30, 2000 and 1999.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $44,326 and $14,661 during the nine months ended September 30, 2000 and 1999, respectively.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2000, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

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

As of September 30, 2000, the Net Asset Value of the Fund was $17,674,316, a decrease of approximately 13.16% from its Net Asset Value of $20,351,995 at June 30, 2000. The Fund's subscriptions and redemptions for the quarter ended September 30, 2000, totaled $461,400 and $1,823,743, respectively. For the quarter ended September 30, 2000, the Fund had revenue comprised of $(1,042,756) in realized trading losses, $23,458 in change in unrealized trading gains and $282,060 in interest income compared to revenue comprised of $(111,940) in realized trading losses, $957,964 in change in unrealized trading gains and $287,366 in interest income for the same period in 1999. Total income for the third quarter of 2000 decreased by $1,870,628 from the same period for 1999, while total expenses decreased by $194,893 between these periods. The Net Asset Value per Unit at September 30, 2000 decreased 6.63% from $97.47 at June 30,

2000, to $91.01 at September 30, 2000. The Fund's negative performance for the quarter ended September 30, 2000, resulted primarily from currencies, global interest rates and grains.

The Net Asset Value of the Fund decreased $5,103,037 or 22.40% from December 31, 1999 through September 30, 2000. The Fund's subscriptions and redemptions for the nine months ended September 30, 2000, totaled $2,543,655 and $5,860,192, respectively. For the nine months ended September 30, 2000, the Fund had losses comprised of $(635,470) in realized trading losses, $(28,064) in change in unrealized trading losses and $873,648 in interest income compared to revenue comprised of $(1,105,015) in realized trading losses, $1,245,290 in change in unrealized trading gains and $781,267 in interest income for the same period in 1999. The total income for the first nine months of 2000 decreased by $711,428 from the same period in 1999, while total expenses decreased by $472,056 between these periods. The Net Asset Value per Unit at September 30, 2000 decreased 8.61% from $99.58 at December 31, 1999, to $91.01 at September 30, 2000. The
Fund's negative performance for the nine months ended September 30, 2000 resulted primarily from currencies, global interest rates and grains.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 2000, 5010.59 Units were sold for a total of $461,400.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS.    Financial Data Schedule.

B.       REPORTS ON FORM 8-K.    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2000.



                               KENMAR GLOBAL TRUST
                               By: Kenmar Advisory Corp., managing owner


                               By: /s/ KENNETH A. SHEWER
                                  --------------------------------------
                                  Kenneth A. Shewer
                                  Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of November, 2000.


                               KENMAR GLOBAL TRUST
                               By: Kenmar Advisory Corp., managing owner


                               By: /s/ KENNETH A. SHEWER
                                  --------------------------------------
                                   Kenneth A. Shewer
                                   Chairman and Director


                               By: /s/ THOMAS J. DIVUOLO
                                   -------------------------------------
                                   Thomas J. DiVuolo
                                   Senior Vice President
                                   (Principal Financial and Accounting
                                   Officer for the Fund)