Form 10-K405
period 2000-12-31
KENMAR GLOBAL TRUST
filed 2001-03-28
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                            c/o Kenmar Advisory Corp.

                                Two American Lane
                                  P.O. Box 5150
                          Greenwich, Connecticut 06831
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                TABLE OF CONTENTS
                                -----------------



                                                                                                               Page
                                                                                                               ----

                                                            PART I

ITEM 1.           BUSINESS........................................................................................1

ITEM 2.           PROPERTIES......................................................................................6

ITEM 3.           LEGAL PROCEEDINGS...............................................................................6

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6

                                                           PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................6

ITEM 6.           SELECTED FINANCIAL DATA.........................................................................7

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........7

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................9

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............9

                                                           PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................9

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................11

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................11

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................12

                                                           PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.......................................................................................12


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

The Fund itself does not have any employees. Rather, Kenmar employs 31 persons (as of December 31, 2000) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

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


Advisor Summaries

Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2000.

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

GRINHAM MANAGED FUNDS PTY LTD.

Grinham Managed Funds Pty Ltd. is an Australian commodity trading advisor utilizing an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The Grinham Managed Funds Pty Ltd. system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. Grinham Managed Funds Pty Ltd. trades 36 markets across 7 countries, incorporating most of the major stock indices, interests rate, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than of the assets under management.

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

Although the percentages set forth below may vary substantially over time, Kenmar estimates that as of December 31, 2000:

(i) up to approximately 68% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules; and

(ii) approximately 32% of the Net Asset Value of the Fund is maintained in bank deposits.

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




-----------------------------------------------------------------------------------------------------------------------
                  EXPENSES (1)                             PERCENTAGE RETURN            DOLLAR RETURN
              WHICH MUST BE OFFSET                            REQUIRED                    REQUIRED
                TO "BREAK EVEN"                           FIRST TWELVE MONTHS     ($5,000 INITIAL INVESTMENT)
                                                            OF INVESTMENT            FIRST TWELVE MONTHS
                                                                                        OF INVESTMENT
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Brokerage Commissions (2)                                        11.00%                   $550.00
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Administrative Expenses (3)                                       1.00%                    $50.00
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Miscellaneous Execution Costs (4)                                 0.25%                    $12.50
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Advisors' Profit Shares (5)                                       2.00%                   $100.00
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Kenmar Incentive Fee (6)                                          0.15%                     $7.50
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Redemption Charge (7)                                             3.10%                   $155.00
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Interest Income (8)                                             (5.09)%                  $(254.50)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED                     12.41%                   $620.50
FOR "BREAKEVEN" IF UNITS ARE REDEEMED ON OR
BEFORE THE 12TH MONTH-END FOLLOWING SALE.
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED                     11.35%                   $567.50
FOR "BREAKEVEN" IF UNITS ARE REDEEMED ON THE
13TH MONTH-END THROUGH THE 18TH MONTH-END FOLLOWING SALE.
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED                      9.31%                   $465.50
FOR "BREAKEVEN" IF UNITS ARE REDEEMED AFTER THE
18TH MONTH-END FOLLOWING SALE.
-----------------------------------------------------------------------------------------------------------------------



Notes to "Breakeven Table"

(1) The foregoing break-even analysis assumes that the Units have a constant month-end Net Asset Value. Calculations are based on $5,000 as the Net Asset Value per Unit.

(2) Paid to Kenmar each month. Kenmar pays all floor brokerage, exchange, clearing and NFA fees, selling compensation, trailing commissions and Advisors' Consulting Fees from this amount.

(3) Administrative expenses are paid as incurred. However, for this "Breakeven Table" such expenses are assumed to be the maximum estimated amount.

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

(6) No Incentive Fee might, in fact, be due. See "Description of Current Charges". However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain.

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

     (b) Holders:

As of December 31, 2000, there were 686 holders of Units, including Kenmar and the Advisors. As of December 31, 2000, Marc S. Goodman owned 52.8321 Units in his individual retirement account, Kenneth A. Shewer owned 50.2517 in his individual retirement account and Kenmar owned 2010.3231 Units.

     (c) Dividends:

The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

Reg. S-K Item 701(f)

During the fourth quarter of 2000, 10,513.8923 Units were sold for a total of $983,146.78.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements. The Fund commenced trading on April 22, 1997.




                                           Year ended       Year ended        Year ended        Year ended
                                           12/31/00         12/31/99          12/31/98          12/31/97
                                           ----------       ----------        -----------       ----------

Operations Data
Realized Gains (Losses)                    (14,413)          130,990          $4,443,190      $(162,443)
Change in Unrealized                       960,207        (1,149,702)            381,635        838,321
Interest Income                          1,129,270         1,082,050             750,290        293,033
Brokerage Commissions                      312,560           274,883             147,779         45,814
Managing Owner
     Brokerage Commissions               1,911,158         2,616,529           1,652,458        631,403
Managing Owner Incentive fee                     0                 0              43,400              0
Advisor Profit Shares                      198,721           109,313             984,809        106,886
Operating Expenses                         132,875           236,610             134,568         58,398
Net Income (Loss)                         (480,250)       (3,173,997)          2,612,101        126,410
Net Income (Loss) Per Unit (Based on         (2.29)           (12.65)              16.96           1.24
Weighted Average  Number of Units
Outstanding)
Increase (Decrease) in Net Asset Value       (2.57)           (13.61)              13.09           0.10
per Unit



                                           12/31/00         12/31/99          12/31/98          12/31/97
                                           --------         --------          --------          --------

Financial Position Data:
Managing Owner's Capital                $  195,013        $  280,146          $  263,850      $ 125,970
Other Unitholders' Capital              17,537,051        22,497,207          25,099,248     12,251,351
Total Capital                           17,732,064        22,777,353          25,363,098     12,377,321
Net Asset Value Per Unit                     97.01             99.58              113.19         100.10



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

The following paragraph presents a summary of the Fund's operations for the calendar year 2000. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 2000, the Net Asset Value of the Fund was $17,732,064, a decrease of approximately 22.15% from its Net Asset Value of $22,777,353 at December 31, 1999. The Fund's subscriptions and redemptions for the year ended December 31, 2000 totaled $3,526,802 and $7,889,441, respectively. For the year ended December 31, 2000, the Fund had revenues comprised of ($14,413) in realized trading losses, $960,207 in change in unrealized trading gains and $1,129,270 in interest income. Total expenses for the year ended December 31, 2000 were $2,555,314. The Net Loss for the year ended December 31, 2000 was ($480,250). The Net Asset Value per Unit at December 31, 2000 decreased 2.58% from $99.58 at December 31, 1999 to $97.01 at December 31, 2000. The Fund's trading losses during 2000 resulted primarily from an unusually volatile market environment for the period, which affected similarly situated funds.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X appear beginning on Page F-1 of this report. The supplementary financial information specified by
Item 302 of Regulation S-K is not applicable.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b) Identification of Directors and Executive Officers:

Kenmar Advisory Corp. is the sole managing owner of the Fund. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of Kenmar currently are as follows:

MR. KENNETH A. SHEWER, age 48, has been the Chairman and a director of Kenmar since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and

Administration Department and created its Domestic
Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.


MR. MARC S. GOODMAN, age 53, has been the President and a director of Kenmar since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

MS. ESTHER ECKERLING GOODMAN, age 49, has been the Senior Executive Vice President of Kenmar since March 1991 and has also served as Chief Operating Officer of Kenmar since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures.
Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

MR. THOMAS J. DIVUOLO, age 41, Senior Vice President responsible for fund accounting, administration, risk management and account oversight, joined Kenmar in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E. F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined Kenmar in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo graduated from Wagner College in 1990 with an M.B.A. degree in Finance and from Pace University with a B.B.A. degree in Public Accounting in 1982.

MR. GARY J. YANNAZZO, age 48, Senior Vice President and Chief Financial Officer, joined Kenmar in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Metallgesellschaft Corp., a diversified commodity marketing and trading company, with thirty worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined Kenmar, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in Business Administration from Seton Hall University in 1975 and his CPA certification in 1977.

MS. JOANNE D. ROSENTHAL, age 36, Senior Vice President and Director of Research, joined Kenmar in October 1999. Prior to joining Kenmar, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

MR. MARK M. ROSSOW, age 49, Senior Vice President and General Counsel, joined Kenmar in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May

1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.



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

Not applicable.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners:

As of December 31, 2000, no person or "group" is known to be or has been the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:

As of December 31, 2000, the following officers of Kenmar beneficially owned the following number of Units:



         NAME OF BENEFICIAL           NUMBER OF UNITS         PERCENTAGE OF
              OWNER                        OWNED                 CLASS
         ------------------           ---------------         -------------

          Marc S. Goodman                 52.8321             Less than 1%
          Kenneth A. Shewer               50.2517             Less than 1%


As of December 31, 2000, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

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

Not Applicable.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:



    1. Independent Auditor's Report..........................................F-1
       Statements of Financial Condition as of
       December 31, 2000 and 1999 (Audited)..................................F-2
       Statements of Operations For the Years
       Ended December 31, 2000, 1999 and 1998 (Audited)......................F-3
       Statements of Cash Flows For the Years
       Ended December 31, 2000, 1999 and 1998 (Audited)......................F-4
       Statements of Changes in Unitholders'
       Capital (Net Asset Value) For the Years Ended
       December 31, 2000, 1999 and 1998 (Audited)............................F-5
       Notes to Financial Statements (Audited)...........................F-6-F-9

    2. The following exhibits are filed with this Report or incorporated by reference in the Prospectus dated July 1, 1998 included within the Registration Statement on Form S-1 (File No. 333-8869):

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

         10.01  Form of Advisory Agreement

         10.02 Form of Customer Agreement between the Fund and the Commodity Brokers

         10.03  Form of Escrow Agreement

         10.04  Subscription Agreement and Power of Attorney

(b)      Reports on Form 8-K:

         The Fund did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.



                                      KENMAR GLOBAL TRUST

                                      By: Kenmar Advisory Corp., managing owner


                                      By: -------------------------------------
                                          Kenneth A. Shewer
                                          Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2001.



                                      KENMAR GLOBAL TRUST

                                      By: Kenmar Advisory Corp., managing owner


                                      By: -------------------------------------
                                          Kenneth A. Shewer
                                          Chairman and Director
                                          (Principal Executive Officer)


                                      By: -------------------------------------
                                          Marc S. Goodman
                                          President and Director


                                      By: -------------------------------------
                                          Thomas J. DiVuolo
                                          Senior Vice President
                                          (Principal Financial and Accounting
                                          Officer for the Fund)

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
                                 (410) 821-8000
                               FAX (410) 321-8359



Member:


American Institute of Certified
Public Accountants
SEC Practice Section                                                   Suite 200
Maryland Association of                                 201 International Circle
Certified Public Accountants                        Hunt Valley, Maryland  21030


                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
Kenmar Global Trust

We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 2000 and 1999, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

                                /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
February 12, 2001

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999




                                                                                      2000                     1999
                                                                                      ----                     ----

ASSETS
    Equity in broker trading accounts
       Cash                                                                       $11,148,168               $3,275,658
       Unrealized gain on open contracts                                            1,030,461                   70,254
                                                                                  -----------              -----------
              Deposits with brokers                                                12,178,629                3,345,912

    Cash and cash equivalents                                                       6,162,772               23,481,079
                                                                                  -----------              -----------
              Total assets                                                        $18,341,401              $26,826,991
                                                                                  ===========              ===========
LIABILITIES
   Accounts payable                                                                $   33,000           $       40,000
   Commissions and other trading fees on open contracts                                21,500                    5,394
   Managing Owner brokerage commissions                                               111,250                  196,233
   Advisor profit shares                                                              120,848                   13,388
   Redemptions payable                                                                321,632                3,724,738
   Redemption charges payable to Managing Owner                                         1,107                   69,885
                                                                                  -----------              ===========
              Total liabilities                                                       609,337                4,049,638
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner - 2,010.3231 and 2,813.3231                                         195,013                  280,146
     units outstanding at December 31, 2000 and 1999
   Other Unitholders - 180,783.3635 and 225,924.9857                               17,537,051               22,497,207
                                                                                  -----------             ============
     units outstanding at December 31, 2000 and 1999
              Total unitholders' capital
                 (Net Asset Value)                                                 17,732,064               22,777,353
                                                                                  -----------             ------------
                                                                                  $18,341,401              $26,826,991
                                                                                  ===========             ============








                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998




                                                                    2000                 1999               1998
                                                                    ----                 ----               ----
INCOME
    Trading gains (losses)
       Realized                                                  $ (14,413)          $  130,990         $ 4,443,190
       Change in unrealized                                        960,207           (1,149,702)            381,635
                                                                ----------          ------------        -----------
              Gain (loss) from trading                             945,794           (1,018,712)          4,824,825
    Interest income                                              1,129,270            1,082,050             750,290
                                                                ----------          ------------        -----------
              Total income                                       2,075,064               63,338           5,575,115
                                                                ----------          ------------        -----------
EXPENSES
   Brokerage commissions                                           312,560               274,883            147,779
   Managing Owner brokerage commissions                          1,911,158             2,616,529          1,652,458
   Managing Owner incentive fee                                          0                     0             43,400
   Advisor profit shares                                           198,721               109,313            984,809
   Operating expenses                                              132,875               236,610            134,568
                                                                ----------          ------------        -----------
              Total expenses                                     2,555,314             3,237,335          2,963,014
                                                                ----------          ------------        -----------
              NET INCOME (LOSS)                                 $(480,250)          $(3,173,997)         $2,612,101
                                                                ==========          ============        ===========
NET INCOME (LOSS) PER UNIT
   (based on weighted average number of
     units outstanding during the period)                        $  (2.29)            $  (12.65)           $  16.96
                                                                ==========          ============        ===========

INCREASE (DECREASE) IN NET
   ASSET VALUE PER UNIT                                          $  (2.57)            $  (13.61)           $  13.09
                                                                ==========          ============        ===========










                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998




                                                                           2000               1999             1998
                                                                           ----               ----             ----

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                                  $(480,250)        $(3,173,997)       $2,612,101
       Adjustments to reconcile net income (loss)
       to net cash from (for) operating activities:
           Decrease in net option premiums paid                                 0                   0           12,165
           Net change in unrealized                                     (960,207)           1,149,702        (381,635)
           Decrease in other assets                                             0                   0          177,369
           Increase (decrease) in accounts payable and accrued
              expenses                                                     31,583           (140,214)          219,842
                                                                       ----------        ------------      -----------
              Net cash from (for) operating activities                (1,408,874)         (2,164,509)        2,639,842
                                                                       ----------        ------------      -----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                    3,526,802           8,331,096       13,497,520
   Increase (decrease) in subscription deposits                                 0            (27,720)            2,000
   Offering costs paid                                                  (202,400)           (197,114)        (700,862)
   Redemption of units                                               (11,361,325)         (4,056,217)      (2,322,207)
                                                                      -----------        ------------      -----------
              Net cash from (for) financing activities                (8,036,923)           4,050,045       10,476,451
                                                                      -----------        ------------      -----------
Net increase (decrease) in cash and cash equivalents                  (9,445,797)           1,885,536       13,116,293

CASH AND CASH EQUIVALENTS
   Beginning of year                                                   26,756,737          24,871,201       11,754,908
                                                                       ----------        ------------      -----------
   End of year                                                        $17,310,940         $26,756,737      $24,871,201
                                                                       ----------        ------------      -----------
END OF YEAR CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts                                    $11,148,168          $3,275,658      $14,288,556
   Cash and cash equivalents                                            6,162,772          23,481,079       10,582,645
                                                                       ----------        ------------      -----------
             Total end of year cash and cash equivalents              $17,310,940         $26,756,737      $24,871,201
                                                                      ===========        ============      ===========





                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2000, 1999 and 1998



                                                                               Unitholders' Capital
                                                      Total                                  Other
                                                  Number of Units     Managing Owner       Unitholders       Total
                                                  ---------------     ---------------     -------------   -----------

Balances at
   December 31, 1997                                123,650.8308            $125,970       $12,251,351    $12,377,321
Net income for the year
   ended December 31, 1998                                                    26,933         2,585,168      2,612,101
Additions                                           123,109.1508             118,400        13,379,120     13,497,520
Redemptions                                         (22,683.3843)                  0        (2,401,065)    (2,401,065)
Offering costs                                                                (7,453)         (715,326)      (722,779)
                                                   --------------        -----------       -----------    -----------
Balances at
   December 31, 1998                                224,076.5973             263,850        25,099,248     25,363,098
Net (loss) for the year
   ended December 31, 1999                                                   (33,117)       (3,140,880)    (3,173,997)
Additions                                            79,543.5512              51,000         8,280,096      8,331,096
Redemptions                                         (74,881.8397)                  0        (7,590,705)    (7,590,705)
Offering costs                                                                (1,587)         (150,552)      (152,139)
                                                   --------------        -----------       -----------    -----------
Balances at
   December 31, 1999                                228,738.3088             280,146        22,497,207     22,777,353
Net (loss) for the year                                                       (9,719)         (470,531)      (480,250)
   ended December 31, 2000
Additions                                            36,698.8104                   0         3,526,802      3,526,802
Redemptions                                        (82,643.4326)             (73,085)       (7,816,356)    (7,889,441)
Offering costs                                                                (2,329)         (200,071)      (202,400)
                                                   --------------        -----------       -----------    -----------
Balances at
   December 31, 2000                               182,793.6866             $195,013       $17,537,051   $17,732,064
                                                   ==============       =============      ===========   ============





                                                                   Net Asset Value Per Unit
                                                                         December 31,
                                                             2000             1999             1998
                                                             ----             ----             ----

                                                            $97.01           $99.58          $113.19
                                                            =======          =======         =======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

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

          C.      Method of Reporting

                  The Fund's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include other trading fees and are charged to expense when contracts are opened.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------
           (CONTINUED)

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


Note 2.    MANAGING OWNER
           --------------

           The Managing Owner of the Fund is Kenmar Advisory Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund.

           The Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the Advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund. For the years ended December 31, 2000, 1999 and 1998, brokerage commissions equated to an approximate round-turn equivalent rate of $65, $87 and $84, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

           The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units.

Note 3.    COMMODITY TRADING ADVISORS
           --------------------------

           The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 15% to 20% of Trading Profit (as defined in each respective advisory agreement).

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 4.    DEPOSITS WITH BROKERS
           ---------------------

           The Fund deposits cash with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Fund earns interest income on its cash deposited with the brokers.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner.

           The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $51,848, $92,707 and $51,752 during 2000, 1999 and 1998, respectively.

Note 6.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

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

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

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