Form 10-Q
period 2001-03-31
KENMAR GLOBAL TRUST
filed 2001-05-11
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2001
                        Commission File Number: 333-9898


                               KENMAR GLOBAL TRUST
                     --------------------------------------
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

       Registrant's telephone number, including area code: (203) 861-1000
                                                          ---------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X    No
      -----      -----

                               KENMAR GLOBAL TRUST

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----


PART I - FINANCIAL INFORMATION................................................................................   1

         Item 1.  Financial Statements........................................................................   1

                  Statements of Financial Condition as of March 31, 2001 (Unaudited)
                  and December 31, 2000 (Audited).............................................................   1

                  Statements of Operations For the Three Months Ended March 31, 2001
                  and 2000 (Unaudited)........................................................................   2

                  Statements of Cash Flows For the Three Months Ended March 31, 2001
                  and 2000 (Unaudited)........................................................................   3

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Three Months Ended March 31, 2001 and 2000 (Unaudited)..................................   4

                  Notes to Financial Statements (Unaudited)...................................................   5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  10

Part II - OTHER INFORMATION...................................................................................  11

         Item 2.  Changes in Securities.......................................................................  11

         Item 5.  Other Information...........................................................................  11

         Item 6.  Exhibits and Reports on Form 8-K............................................................  11

SIGNATURES....................................................................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

                                 ---------------


                                                                              March 31,       December 31,
                                                                                2001              2000
                                                                                ----              ----
ASSETS
     Equity in broker trading accounts
         Cash                                                               $11,587,609       $11,148,168
         Unrealized gain on open contracts                                      823,844         1,030,461
                                                                            -----------       -----------

              Deposits with brokers                                          12,411,453        12,178,629

     Cash and cash equivalents                                                5,097,184         6,162,772
                                                                            -----------       -----------

              Total assets                                                  $17,508,637       $18,341,401
                                                                            ===========       ===========

LIABILITIES
     Accounts payable                                                       $    42,974       $    33,000
     Commissions and other trading fees on open contracts                        21,179            21,500
     Managing Owner brokerage commissions                                       106,208           111,250
     Advisor profit shares                                                      204,154           120,848
     Redemptions payable                                                        578,554           321,632
     Redemption charges payable to Managing Owner                                 1,409             1,107
                                                                            -----------       -----------

         Total liabilities                                                      954,478           609,337
                                                                            -----------       -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
     Managing Owner - 2,010.3231 and 2,010.3231 units
         outstanding at March 31, 2001 and December 31, 2000                    197,473           195,013
     Other Unitholders - 166,515.2135 and 180,783.3635 units
         outstanding at March 31, 2001 and December 31, 2000                 16,356,686        17,537,051
                                                                            -----------       -----------

         Total unitholders' capital
              (Net Asset Value)                                              16,554,159        17,732,064
                                                                            -----------       -----------

                                                                            $17,508,637       $18,341,401
                                                                            ===========       ===========





                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                 ---------------




                                                          Three Months
                                                              Ended
                                                            March 31,
                                                       2001          2000
                                                       ----          ----
INCOME
     Trading gains (losses)
         Realized                                    $ 897,990     $(177,595)
         Change in unrealized                         (206,617)       79,958
                                                     ---------     ---------

              Gain (loss) from trading                 691,373       (97,637)

     Interest income                                   205,742       298,195
                                                     ---------     ---------

              Total income                             897,115       200,558
                                                     ---------     ---------

EXPENSES
     Brokerage commissions                              58,460       108,518
     Managing Owner brokerage commissions              413,102       517,830
     Advisor profit shares                             204,154        47,032
     Operating expenses                                 24,435        45,638
                                                     ---------     ---------

         Total expenses                                700,151       719,018
                                                     ---------     ---------

         NET INCOME (LOSS)                           $ 196,964     $(518,460)
                                                     =========     =========

NET INCOME (LOSS) PER UNIT
     (based on weighted average number of
     units outstanding during the period)            $    1.10     $   (2.27)
                                                     =========     =========
INCREASE (DECREASE) IN NET ASSET
     VALUE PER UNIT                                  $    1.22     $   (2.60)
                                                     =========     =========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                 ---------------


                                                                              Three Months
                                                                                 Ended
                                                                                March 31,
                                                                           2001           2000
                                                                           ----           ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
     Net income (loss)                                                $   196,964    $  (518,460)
     Adjustments to reconcile net income (loss) to
     net cash from (for) operating activities:
         Net change in unrealized                                         206,617        (79,958)
         Increase (decrease) in accounts payable
              and accrued expenses                                         87,917         (6,446)
                                                                      -----------     ----------


                  Net cash from (for) operating activities                491,498       (604,864)
                                                                      -----------     ----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
     Addition of units                                                    302,750      1,169,500
     Offering costs paid                                                        0        (66,280)
     Redemption of units                                               (1,420,395)    (5,047,077)
                                                                      -----------     ----------

                  Net cash (for) financing activities                  (1,117,645)    (3,943,857)
                                                                      -----------     ----------

     Net (decrease) in cash and cash equivalents                         (626,147)    (4,548,721)

CASH AND CASH EQUIVALENTS
     Beginning of period                                               17,310,940     26,756,737
                                                                      -----------     ----------

     End of period                                                    $16,684,793    $22,208,016
                                                                      ===========     ===========

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
     Cash in broker trading accounts                                  $11,587,609    $11,020,945
     Cash and cash equivalents                                          5,097,184     11,187,071
                                                                      -----------     ----------

                  Total end of period cash and cash equivalents       $16,684,793    $22,208,016
                                                                      ===========    ===========


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                 ---------------


                                                                           Unitholders' Capital
                                                     Total            ---------------------------------
                                                   Number of             Managing          Other
                                                     Units                 Owner        Unitholders          Total
                                                     -----                 -----        -----------          -----
Three Months Ended March 31, 2001

Balances at
    December 31, 2000                            182,793.6866            $195,013      $ 17,537,051      $ 17,732,064

Net income for the three months
    ended March 31, 2001                                                    2,460           194,504           196,964

Additions                                          3,128.5376                   0           302,750           302,750

Redemptions                                      (17,396.6876)                  0        (1,677,619)       (1,677,619)
                                                 ------------            --------      ------------      ------------

Balances at
    March 31, 2001                               168,525.5366            $197,473       $16,356,686       $16,554,159
                                                 ============            ========       ===========       ===========

Three Months Ended March 31, 2000

Balances at
    December 31, 1999                            228,738.3088            $280,146       $22,497,207       $22,777,353

Net (loss) for the three months
    ended March 31, 2000                                                   (6,503)         (511,957)         (518,460)

Additions                                         11,767.5315                   0         1,169,500         1,169,500

Redemptions                                      (17,930.2191)                  0        (1,777,344)       (1,777,344)

Offering costs                                                               (815)          (65,465)          (66,280)
                                                 ------------            --------      ------------      ------------


Balances at
    March 31, 2000                               222,575.6212            $272,828       $21,311,941       $21,584,769
                                                 ============            ========       ===========       ===========


                                                                           Net Asset Value Per Unit
                                                 -----------------------------------------------------------------------

                                                      March 31,        December 31,        March 31,       December 31,
                                                        2001               2000              2000             1999
                                                        ----               ----              ----             ----

                                                       $98.23             $97.01            $96.98           $99.58
                                                       ======             ======            ======           ======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 ---------------




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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------





Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2001 and 2000.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------





Note 3.  COMMODITY TRADING ADVISORS

         The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,962 and $6,914 during the three months ended March 31, 2001 and 2000, respectively.

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

                                 ---------------





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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2001, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------





Note 8.  FINANCIAL HIGHLIGHTS

         The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.


                                                                                                  Three months ended
                                                                                                    March 31, 2001
                                                                                                      (Unaudited)
                                                                                                      -----------
         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)

         Net asset value per unit at December 31, 2000                                                   $97.01
                                                                                                         ------

         Income from operations:
                  Net investment income *                                                                 (2.44)
                  Net realized and change in unrealized gain from trading **                               3.66
                                                                                                         ------

                           Total income from operations                                                    1.22
                                                                                                         ------

         Net asset value per unit at March 31, 2001                                                      $98.23
                                                                                                         ======

         TOTAL RETURN ***                                                                                  1.26%


         SUPPLEMENTAL DATA

         Ratio to average net assets:
                  Expenses *, +                                                                           15.10%
                  Net investment income *, +                                                             (10.26)%


-----------------
* Excludes brokerage commissions and other trading fees paid directly to the broker.

** Includes brokerage commissions and other trading fees paid directly to the broker.

***  Not annualized

+    Annualized

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

As of March 31, 2001, the Net Asset Value of the Fund was $16,554,159, a decrease of approximately 6.64% from its Net Asset Value of $17,732,064 at December 31, 2000. The Fund's subscriptions and redemptions for the quarter ended March 31, 2001, totaled $302,750 and $1,677,619, respectively. For the quarter ended March 31, 2001, the Fund had revenue comprised of $897,990 in realized trading gains, $(206,617) in change in unrealized trading losses, and $205,742 in interest income compared to revenue comprised of $(177,595) in realized trading losses, $79,958 in change in unrealized trading gains and $298,195 in interest income for the same period in 2000. Total income for the first quarter of 2001 increased by $696,557 from the same period for 2000, while total expenses decreased by $18,867 between these periods. The Net Asset Value per Unit at March 31, 2001 increased 1.26% from $97.01 at December 31, 2000, to $98.23 at March 31, 2001. The Fund's positive performance for the quarter ended March 31, 2001, resulted primarily from global interest rates, global stock indices, precious metals and grains.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2001 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2001, 3,128.5376 Units were sold for a total of $302,750.

ITEM 5.  OTHER INFORMATION

Effective December 31, 2000, the Managing Owner of the Fund, Kenmar Advisory Corp. (the "Company"), merged with Kenmar Asset Allocation Inc., a commonly controlled affiliated company, with the Company being the surviving entity. The merger qualified as a tax-free reorganization and was accounted for on the historical-cost basis (i.e., on an "as-if pooling" basis). Accordingly, the Company's financial statements reflect the combined financial position of the Company and Kenmar Asset Allocation Inc. as of December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS.    Financial Data Schedule.

B.       REPORTS ON FORM 8-K.    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2001.




                                     KENMAR GLOBAL TRUST
                                     By: Kenmar Advisory Corp., managing owner



                                     By: /s/ Kenneth A. Shewer
                                         ---------------------------------------
                                             Kenneth A. Shewer
                                             Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of May, 2001.



                                     KENMAR GLOBAL TRUST
                                     By: Kenmar Advisory Corp., managing owner



                                     By: /s/ Kenneth A. Shewer
                                         ---------------------------------------
                                             Kenneth A. Shewer
                                             Chairman and Director



                                     By: /s/ Thomas J. DiVuolo
                                         ---------------------------------------
                                             Thomas J. DiVuolo
                                             Senior Vice President
                                             (Principal Financial and Accounting
                                             Officer for the Fund)