Form 10-Q
period 2001-06-30
KENMAR GLOBAL TRUST
filed 2001-08-13
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended: June 30, 2001
                        Commission File Number: 333-9898



                               KENMAR GLOBAL TRUST
                               -------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     06-6429854
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                               Two American Lane,
                                 P.O. Box 5150,
                          Greenwich, Connecticut 06831
                          ----------------------------
               (Address of principal executive offices) (zip code)

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

                               KENMAR GLOBAL TRUST

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................    1

      Item 1.  Financial Statements........................................    1

               Statements of Financial Condition as of June 30, 2001
               (Unaudited) and December 31, 2000 (Audited).................    1

               Statements of Operations For the Three Months Ended
               June 30, 2001 and 2000 and For the Six Months Ended
               June 30, 2001 and 2000 (Unaudited)..........................    2

               Statements of Cash Flows For the Six Months Ended
               June 30, 2001 and 2000 (Unaudited)..........................    3

               Statements of Changes in Unitholders' Capital (Net
               Asset Value) For the Six Months Ended June 30, 2001
               and 2000 (Unaudited)........................................    4

               Notes to Financial Statements (Unaudited)...................  5-9

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................10-11

PART II - OTHER INFORMATION................................................   11

      Item 2.  Changes in Securities.......................................   11

      Item 6.  Exhibits and Reports on Form 8-K............................   11

SIGNATURES.................................................................   12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                              --------------------

                                                               June 30,    December 31,
                                                                 2001          2000
                                                             -----------   -----------
ASSETS
   Equity in broker trading accounts
      Cash                                                   $11,445,977   $11,148,168
      Unrealized gain on open contracts                          356,502     1,030,461
                                                             -----------   -----------

           Deposits with brokers                              11,802,479    12,178,629

   Cash and cash equivalents                                   4,621,238     6,162,772
                                                             -----------   -----------

           Total assets                                      $16,423,717   $18,341,401
                                                             ===========   ===========

LIABILITIES
   Accounts payable                                          $    31,456   $    33,000
   Commissions and other trading fees on open contracts           10,879        21,500
   Managing Owner brokerage commissions                          118,912       111,250
   Advisor profit shares                                          32,482       120,848
   Redemptions payable                                           513,357       321,632
   Redemption charges payable to Managing Owner                        0         1,107
                                                             -----------   -----------

           Total liabilities                                     707,086       609,337
                                                             -----------   -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
   Managing Owner - 2,010.3231 units outstanding
      at June 30, 2001 and December 31, 2000                     191,887       195,013
   Other Unitholders - 162,646.2436 and 180,783.3635 units
      outstanding at June 30, 2001 and December 31, 2000      15,524,744    17,537,051
                                                             -----------   -----------

           Total unitholders' capital
              (Net Asset Value)                               15,716,631    17,732,064
                                                             -----------   -----------

                                                             $16,423,717   $18,341,401
                                                             ===========   ===========




                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2001 and 2000 and
                For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                              --------------------

                                                  Three Months                  Six Months
                                                      Ended                        Ended
                                                    June 30,                     June 30,
                                              2001           2000          2001            2000
                                          -----------    -----------    -----------    -----------
INCOME
   Trading gains (losses)
      Realized                            $   399,809    $   584,881    $ 1,297,799    $   407,286
      Change in unrealized                   (467,342)      (131,480)      (673,959)       (51,522)
                                          -----------    -----------    -----------    -----------

           Gain (loss) from trading           (67,533)       453,401        623,840        355,764

   Interest income                            141,054        293,393        346,796        591,588
                                          -----------    -----------    -----------    -----------

           Total income                        73,521        746,794        970,636        947,352
                                          -----------    -----------    -----------    -----------

EXPENSES
   Brokerage commissions                       47,098        101,254        105,558        209,772
   Managing Owner brokerage commissions       396,068        484,548        809,170      1,002,378
   Advisor profit shares                       32,482         17,789        236,636         64,821
   Operating expenses                          23,143         29,627         47,578         75,265
                                          -----------    -----------    -----------    -----------

           Total expenses                     498,791        633,218      1,198,942      1,352,236
                                          -----------    -----------    -----------    -----------

           NET INCOME (LOSS)              $  (425,270)   $   113,576    $  (228,306)   $  (404,884)
                                          ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER UNIT
   (based on weighted average number of
   units outstanding during the period)   $     (2.55)   $       .52    $     (1.32)   $     (1.81)
                                          ===========    ===========    ===========    ===========

INCREASE (DECREASE) IN NET
   ASSET VALUE PER UNIT                   $     (2.78)   $       .49    $     (1.56)   $     (2.11)
                                          ===========    ===========    ===========    ===========




                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                              --------------------

                                                                     Six Months
                                                                        Ended
                                                                      June 30,
                                                               2001            2000
                                                           ------------    ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net (loss)                                              $   (228,306)   $   (404,884)
      Adjustments to reconcile net (loss) to net
        cash from (for) operating activities:
         Net change in unrealized                               673,959          51,522
         (Decrease) in accounts payable
           and accrued expenses                                 (92,869)        (53,664)
                                                           ------------    ------------

           Net cash from (for) operating activities             352,784        (407,026)
                                                           ------------    ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                            939,894       2,082,255
   Offering costs paid                                          (41,999)        (66,280)
   Redemption of units                                       (2,494,404)     (7,103,123)
                                                           ------------    ------------

           Net cash (for) financing activities               (1,596,509)     (5,087,148)
                                                           ------------    ------------

Net (decrease) in cash and cash equivalents                  (1,243,725)     (5,494,174)

CASH AND CASH EQUIVALENTS
   Beginning of period                                       17,310,940      26,756,737
                                                           ------------    ------------

   End of period                                           $ 16,067,215    $ 21,262,563
                                                           ============    ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts                         $ 11,445,977    $ 11,811,399
   Cash and cash equivalents                                  4,621,238       9,451,164
                                                           ------------    ------------

           Total end of period cash and cash equivalents   $ 16,067,215    $ 21,262,563
                                                           ============    ============




                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                              --------------------

                                                              Unitholders' Capital
                                         Total      -----------------------------------------
                                       Number of     Managing       Other
                                         Units        Owner      Unitholders        Total
                                      -----------   ---------    ------------    ------------
Six Months Ended June 30, 2001

Balances at
   December 31, 2000                 182,793.6866   $ 195,013    $ 17,537,051    $ 17,732,064

Net (loss) for the six months
   ended June 30, 2001                                 (2,621)       (225,685)       (228,306)

Additions                              9,793.9788           0         939,894         939,894

Redemptions                          (27,931.0987)          0      (2,685,022)     (2,685,022)

Offering costs                                           (505)        (41,494)        (41,999)
                                     ------------   ---------    ------------    ------------

Balances at
   June 30, 2001                     164,656.5667   $ 191,887    $ 15,524,744    $ 15,716,631
                                     ============   =========    ============    ============

Six Months Ended June 30, 2000

Balances at
   December 31, 1999                 228,738.3088   $ 280,146    $ 22,497,207    $ 22,777,353

Net (loss) for the six months
   ended June 30, 2000                                 (5,119)       (399,765)       (404,884)

Additions                             21,174.3281           0       2,082,255       2,082,255

Redemptions                          (41,108.0704)          0      (4,036,449)     (4,036,449)
                                     ------------    ---------    ------------    ------------

Offering costs                                           (815)        (65,465)        (66,280)

Balances at
   June 30, 2000                     208,804.5665   $ 274,212    $ 20,077,783    $ 20,351,995
                                     ============   =========    ============    ============

                                                   Net Asset Value Per Unit
                              ----------------------------------------------------------------
                              June 30,        December 31,        June 30,        December 31,
                               2001              2000              2000               1999
                              ------            ------            ------             ------
                              $95.45            $97.01            $97.47             $99.58
                              ======            ======            ======             ======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                              --------------------


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

         C.    Method of Reporting

               The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include other trading fees and are charged to expense when contracts are opened.

         D.    Cash and Cash Equivalents

               Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                              --------------------


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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2001 and 2000.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                              --------------------


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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $7,014 and $27,168 during the six months ended June 30, 2001 and 2000, respectively.

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

                              --------------------


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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 2001, the statements of operations for the three months and six months ended June 30, 2001 and 2000, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                              --------------------


Note 8.  FINANCIAL HIGHLIGHTS

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                                 Three months ended  Six Months Ended
                                                                    June 30, 2001     June 30, 2001
                                                                     (Unaudited)       (Unaudited)
                                                                     -----------       -----------
         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)

         Net asset value per unit at March 31, 2001 and
             December 31, 2000, respectively                           $98.23            $97.01
                                                                       ------            ------

         Income (loss) from operations:
               Net investment income*                                   (1.86)            (4.32)
               Net realized and change in unrealized
                   gain (loss) from trading**                           (0.67)             3.00
                                                                       ------            ------

                    Total (loss) from operations                        (2.53)            (1.32)
                                                                       ------            ------

         Offering costs                                                 (0.25)            (0.24)
                                                                       ------            ------

         Net asset value per unit at June 30, 2001                     $95.45            $95.45
                                                                       ======            ======

         TOTAL RETURN***                                                (2.83)%           (1.61)%


         SUPPLEMENTAL DATA

         Ratio to average net assets:
               Expenses*,+                                              11.28%            13.25%
               Net investment income*,+                                 (7.76)%           (9.05)%

         --------------
         *     Excludes brokerage commissions and other trading fees paid directly to the broker.
         **    Includes brokerage commissions and other trading fees paid directly to the broker.
         ***   Not annualized
         +     Annualized

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

As of June 30, 2001, the Net Asset Value of the Fund was $15,716,631, a decrease of approximately 5.06% from its Net Asset Value of $16,554,159 at March 31, 2001. The Fund's subscriptions and redemptions for the quarter ended June 30, 2001, totaled $637,144 and $1,007,403, respectively. For the quarter ended June 30, 2001, the Fund had revenue comprised of $399,809 in realized trading gains, $(467,342) in change in unrealized trading losses and $141,054 in interest income compared to revenue comprised of $584,881 in realized trading gains, $(131,480) in change in unrealized trading losses and $293,393 in interest income for the same period in 2000. Total income for the second quarter of 2001 decreased by $673,273 from the same period for 2000, while total expenses decreased by $134,427 between these periods. The Net Asset Value per Unit at June 30, 2001 decreased 2.83% from $98.23 at March 31, 2001, to $95.45 at June 30, 2001. The Fund's negative performance for the quarter ended June 30, 2001, resulted primarily from global interest rates and metals.

The Net Asset Value of the Fund decreased $2,015,433 or 11.37% from December 31, 2000 through June 30, 2001. The Fund's subscriptions and redemptions for the six months ended June 30, 2001, totaled $939,894 and $2,685,022, respectively. For the six months ended June 30, 2001, the Fund had revenue comprised of $1,297,799 in realized trading gains, $(673,959) in change in unrealized trading losses and $346,796 in interest income compared to revenue comprised of $407,286 in realized trading gains, $(51,522) in change in unrealized trading losses and $591,588 in interest income for the same period in 2000. The total income for the first six months of 2001 increased by $23,284 from the same period for 2000, while total expenses decreased by $153,294 between these periods. The Net Asset Value per Unit at June 30, 2001 decreased 1.61% from $97.01 at December 31, 2000, to $95.45 at June 30, 2001.
The Fund's negative performance for the six months ended June 30, 2001 resulted primarily from global interest rates and metals.

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


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2001, 6665.4412 Units were sold for a total of $637,144.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      EXHIBITS.  Financial Data Schedule.

B.      REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2001.


                                       KENMAR GLOBAL TRUST
                                       By: Kenmar Advisory Corp., managing owner



                                       By: /s/ KENNETH A. SHEWER
                                           --------------------------
                                           Kenneth A. Shewer
                                           Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of August, 2001.


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