Form 10-Q
period 2001-09-30
KENMAR GLOBAL TRUST
filed 2001-11-14
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 2001
                        Commission File Number: 333-9898

                               KENMAR GLOBAL TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  06-6429854
     -------------------------                 --------------------------
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

                               KENMAR GLOBAL TRUST

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
PART I - FINANCIAL INFORMATION................................................................................     1

         Item 1.  Financial Statements........................................................................     1

                  Statements of Financial Condition as of September 30, 2001 (Unaudited)
                  and December 31, 2000 (Audited).............................................................     1

                  Statements of Operations For the Three Months Ended September 30, 2001
                  and 2000 and For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)..............     2

                  Statements of Cash Flows For the Nine Months Ended September 30, 2001
                  and 2000 (Unaudited)........................................................................     3

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Nine Months Ended September 30, 2001 and 2000 (Unaudited)...............................     4

                  Notes to Financial Statements (Unaudited)...................................................     5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10-11

PART II - OTHER INFORMATION...................................................................................     11

         Item 2.  Changes in Securities.......................................................................     11

         Item 6.  Exhibits and Reports on Form 8-K............................................................     11

SIGNATURES....................................................................................................     12


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION

         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                 ---------------


                                                                            September 30,         December 31,
                                                                                2001                  2000
                                                                            -------------         ------------
ASSETS
    Equity in broker trading accounts
       Cash ...........................................................      $11,985,921           $11,148,168
       Unrealized gain on open contracts ..............................          936,825             1,030,461
                                                                             -----------           -----------

              Deposits with brokers ...................................       12,922,746            12,178,629

    Cash and cash equivalents .........................................        4,207,932             6,162,772
                                                                             -----------           -----------

              Total assets ............................................      $17,130,678           $18,341,401
                                                                             ===========           ===========

LIABILITIES
    Accounts payable ..................................................      $    33,981           $    33,000
    Commissions and other trading fees on open contracts ..............           17,741                21,500
    Managing Owner brokerage commissions ..............................          105,377               111,250
    Advisor profit shares .............................................          192,389               120,848
    Redemptions payable ...............................................          145,757               321,632
    Redemption charges payable to Managing Owner ......................              821                 1,107
                                                                             -----------           -----------

              Total liabilities .......................................          496,066               609,337
                                                                             -----------           -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,041.4999 and 2,010.3231 units
       outstanding at September 30, 2001 and December 31, 2000 ........          203,103               195,013
    Other Unitholders - 165,161.9558 and 180,783.3635 units
       outstanding at September 30, 2001 and December 31, 2000 ........       16,431,509            17,537,051
                                                                             -----------           -----------

              Total unitholders' capital
                 (Net Asset Value) ....................................       16,634,612            17,732,064
                                                                             -----------           -----------

                                                                             $17,130,678           $18,341,401
                                                                             ===========           ===========


                             See accompanying notes.

                               KENMAR GLOBAL TRUST

                            STATEMENTS OF OPERATIONS

           For the Three Months Ended September 30, 2001 and 2000 and
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                 ---------------


                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                                    2001             2000              2001               2000
                                                                -----------       -----------        -----------        -----------
INCOME
    Trading gains (losses)
       Realized .........................................       $   629,728       $(1,042,756)       $ 1,927,527        $  (635,470)
       Change in unrealized .............................           580,323            23,458            (93,636)           (28,064)
                                                                -----------       -----------        -----------        -----------

              Gain (loss) from trading ..................         1,210,051        (1,019,298)         1,833,891           (663,534)

    Interest income .....................................           114,822           282,060            461,618            873,648
                                                                -----------       -----------        -----------        -----------

              Total income (loss) .......................         1,324,873          (737,238)         2,295,509            210,114
                                                                -----------       -----------        -----------        -----------

EXPENSES
    Brokerage commissions ...............................            73,347            47,628            178,905            257,400
    Managing Owner brokerage commissions ................           365,361           489,980          1,174,531          1,492,358
    Advisor profit shares ...............................           192,389            13,053            429,025             77,874
    Operating expenses ..................................            22,942            27,437             70,520            102,702
                                                                -----------       -----------        -----------        -----------

              Total expenses ............................           654,039           578,098          1,852,981          1,930,334
                                                                -----------       -----------        -----------        -----------

              NET INCOME (LOSS) .........................       $   670,834       $(1,315,336)       $   442,528        $(1,720,220)
                                                                -----------       -----------        -----------        -----------

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) ................       $      4.03       $     (6.44)       $      2.59        $     (7.92)
                                                                ===========       ===========        ===========        ===========

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT ................................       $      4.04       $     (6.46)       $      2.48        $     (8.57)
                                                                ===========       ===========        ===========        ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                 ---------------


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                            2001                   2000
                                                                                        ------------            ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss) ..............................................................    $    442,528            $ (1,720,220)
       Adjustments to reconcile net income (loss) to
       net cash from (for) operating activities:
          Net change in unrealized .................................................          93,636                  28,064
          Increase (decrease) in accounts payable
              and accrued expenses .................................................          62,890                 (75,097)
                                                                                        ------------            ------------

                 Net cash from (for) operating activities ..........................         599,054              (1,767,253)
                                                                                        ------------            ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units ..............................................................       1,568,128               2,541,655
    Offering costs paid ............................................................         (41,999)                (66,280)
    Redemption of units ............................................................      (3,242,270)             (8,775,135)
                                                                                        ------------            ------------

                 Net cash (for) financing activities ...............................      (1,716,141)             (6,299,760)
                                                                                        ------------            ------------

Net (decrease) in cash and cash equivalents ........................................      (1,117,087)             (8,067,013)

CASH AND CASH EQUIVALENTS
    Beginning of period ............................................................      17,310,940              26,756,737
                                                                                        ------------            ------------

    End of period ..................................................................    $ 16,193,853            $ 18,689,724
                                                                                        ============            ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts ................................................    $ 11,985,921            $ 10,370,598
    Cash and cash equivalents ......................................................       4,207,932               8,319,126
                                                                                        ------------            ------------

                 Total end of period cash and cash equivalents .....................    $ 16,193,853            $ 18,689,724
                                                                                        ============            ============

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                 ---------------


                                                                                          Unitholders' Capital
                                                              Total          -------------------------------------------------
                                                            Number of         Managing           Other
                                                              Units             Owner          Unitholders            Total
                                                          ------------       -----------       -----------         -----------
Nine Months Ended September 30, 2001
------------------------------------
Balances at December 31, 2000 ......................      182,793.6866         $195,013        $ 17,537,051        $ 17,732,064

Net income for the nine months ended
 September 30, 2001 ................................                              5,595             436,933             442,528

Additions ..........................................       16,254.5941            3,000           1,565,128           1,568,128

Redemptions ........................................      (31,844.8250)               0          (3,066,109)         (3,066,109)

Offering costs .....................................                               (505)            (41,494)            (41,999)
                                                          ------------         --------        ------------        ------------

Balances at September 30, 2001 .....................      167,203.4557         $203,103        $ 16,431,509        $ 16,634,612
                                                          ============         ========        ============        ============

Nine Months Ended September 30, 2000
------------------------------------

Balances at December 31, 1999 ......................      228,738.3088         $280,146        $ 22,497,207        $ 22,777,353

Net (loss) for the nine months ended
 September 30, 2000 ................................                            (23,277)         (1,696,943)         (1,720,220)

Additions ..........................................       26,184.9181                0           2,543,655           2,543,655

Redemptions ........................................      (60,731.8792)         (73,085)         (5,787,107)         (5,860,192)

Offering costs .....................................                               (815)            (65,465)            (66,280)
                                                          ------------         --------        ------------        ------------

Balances at September 30, 2000 .....................      194,191.3477         $182,969        $ 17,491,347        $ 17,674,316
                                                          ============         ========        ============        ============




                          Net Asset Value Per Unit
-------------------------------------------------------------------------------

September 30,         December 31,          September 30,         December 31,
   2001                  2000                  2000                  1999
------------          ------------          -------------         -----------

   $99.49                $97.01                $91.01                $99.58
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

          C.   Method of Reporting

               The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include other trading fees and are charged to expense when contracts are opened.


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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          E.   Income Taxes

               The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the Unitholders their allocable shares of the Fund's income, expenses and trading gains or losses.

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

          The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2001 and 2000.

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

          The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $8,373 and $44,326 during the nine months ended September 30, 2001 and 2000, respectively.

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

          The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that they will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.   INTERIM FINANCIAL STATEMENTS

          The statement of financial condition as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------

Note 8.   FINANCIAL HIGHLIGHTS

          The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.


                                                                                Three months ended     Nine months ended
                                                                                September 30, 2001    September 30, 2001
                                                                                    (Unaudited)           (Unaudited)
                                                                                    -----------           -----------

          Per Unit Performance
          (for a unit outstanding throughout the entire period)
          -----------------------------------------------------

          Net asset value per unit at June 30, 2001 and
              December 31, 2000, respectively ..................................      $95.45                $97.01
                                                                                      ------                ------
          Income from operations:
                 Net investment income * .......................................       (2.80)                (7.11)
                 Net realized and change in unrealized
                     gain from trading ** ......................................        6.84                  9.84
                                                                                      ------                ------
                        Total income from operations ...........................        4.04                  2.73
                                                                                      ------                ------
          Offering costs .......................................................        0.00                 (0.25)
                                                                                      ------                ------
          Net asset value per unit at September 30, 2001 .......................      $99.49                $99.49
                                                                                      ======                ======
          Total Return *** .....................................................        4.23%                 2.56%

          Supplemental Data

          Ratio to average net assets:
                 Expenses *, + .................................................       14.41%                13.59%
                 Net investment income *, + ....................................      (11.56)%               (9.84)%


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

As of September 30, 2001, the Net Asset Value of the Fund was $16,634,612, an increase of approximately 5.84% from its Net Asset Value of $15,716,631 at June 30, 2001. The Fund's subscriptions and redemptions for the quarter ended September 30, 2001, totaled $628,234 and $381,087, respectively. For the quarter ended September 30, 2001, the Fund had revenue comprised of $629,728 in realized trading gains, $580,323 in change in unrealized trading gains and $114,822 in interest income compared to revenue comprised of $(1,042,756) in realized trading losses, $23,458 in change in unrealized trading gains and $282,060 in interest income for the same period in 2000. Total income for the third quarter of 2001 increased by $2,062,111 from the same period for 2000, while total expenses increased by $75,941 between these periods. The Net Asset Value per Unit at September 30, 2001 increased 4.23% from $95.45 at June 30, 2001, to $99.49 at September 30, 2001. The Fund's positive performance for the quarter ended September 30, 2001, resulted primarily from global interest rates, global stock indices, metals and tropicals.

The Net Asset Value of the Fund decreased $1,097,452, or 6.19%, from December 31, 2000 through September 30, 2001. The Fund's subscriptions and redemptions for the nine months ended September 30, 2001, totaled $1,568,128 and $3,066,109, respectively. For the nine months ended September 30, 2001, the Fund had revenue comprised of $1,927,527 in realized trading gains, $(93,636) in change in unrealized trading losses and $461,618 in interest income compared to revenue comprised of $(635,470) in realized trading losses, $(28,064) in change in unrealized trading losses and $873,648 in interest income for the same period in 2000. The total income for the first nine months of 2001 increased by $2,085,395 from the same period in 2000, while total expenses decreased by $77,353 between these periods. The Net Asset Value per Unit at September 30, 2001 increased 2.56% from $97.01 at December 31, 2000, to $99.49 at September 30, 2001. The
Fund's positive performance for the nine months ended September 30, 2001 resulted primarily from currencies, global interest rates, global stock indices, metals and grains.

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


                           PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

During the third quarter of 2001, 6,406.6153 Units were sold for a total of $628,234.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS.    Financial Data Schedule.

B.        REPORTS ON FORM 8-K.    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.

                                       KENMAR GLOBAL TRUST
                                       By: Kenmar Advisory Corp., managing owner



                                       By: /s/ KENNETH A. SHEWER
                                           -------------------------------------
                                           Kenneth A. Shewer
                                           Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of November, 2001.

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