Form 10-K
period 2001-12-31
KENMAR GLOBAL TRUST
filed 2002-03-28
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ------------

                                 FORM 10-K

                                ------------

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001
                       Commission file number 333-8869

                                ------------

                             KENMAR GLOBAL TRUST

             --------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                06-6429854

        ----------------------                   ----------------------

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

                               --------------
                              (Title of Class)

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

                              TABLE OF CONTENTS
                              -----------------

                                                                                                Page
                                                                                                ----
                                                PART I

ITEM 1.   BUSINESS................................................................................1

ITEM 2.   PROPERTIES..............................................................................6

ITEM 3.   LEGAL PROCEEDINGS.......................................................................6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................6

                                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................6

ITEM 6.   SELECTED FINANCIAL DATA.................................................................7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...........................................................................7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................9

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.............................................................................10

                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................10

ITEM 11.  EXECUTIVE COMPENSATION.................................................................12

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................13

                                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................13

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

The Fund itself does not have any employees. Rather, Kenmar employs 35 persons (as of December 31, 2001) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

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

Advisor Summaries

Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2001.

C-View International Limited

C-View Limited is a UK registered Company which is regulated by the FSA (Financial Services Authority in the United Kingdom) as a Trading Advisor. The program utilized by C-View on behalf of the Fund is the 3x Leverage Program. C-View Limited's approach is discretionary, based on a combination of fundamental analysis, technical analysis and market psychology. The intention is to capture profits from short to medium-term price trends whilst maintaining profitability in ranging markets.

C-View Limited aims to maximize returns through the active trading of foreign exchange in the interbank spot, forward and options markets. Profits are sought from fluctuations in exchange rates, and from the differentials in interest rates reflected in the value of currencies.

Grinham Managed Funds Pty Ltd.

Grinham Managed Funds Pty Ltd. is an Australian commodity trading advisor utilizing an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The Grinham Managed Funds Pty Ltd. system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. Grinham Managed Funds Pty Ltd. trades 36 markets across 7 countries, incorporating most of the major stock indices, interest rates, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than 0.1% of the assets under management.

Transtrend B.V.

In its Diversified Trend Program, Transtrend B.V. applies a combination of well researched trading systems. Each trading system has a demonstrated profit expectancy over the course of time. In particular, the trading systems attempt to exploit non-random price behaviors based on quantitative analysis of (typical) price patterns. The trading systems are consistent, systematic and applied with skill and discipline.

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

Winton Capital Management Limited

Winton Capital Management Limited is an English company established in 1997 to offer investment advice in the international futures and forwards markets.

The investment strategy of Winton Capital Management Limited's program consists of trading a portfolio of more than one hundred international futures and forward markets, employing a computer-based trading system. This system tracks the daily price movements from these markets around the world and carries out certain computations to determine each day how long or short the portfolio should be in each. If rising prices are anticipated, a long position will be established; if prices are expected to fall, a short position is the appropriate way to realize a profit. The computer does not, of course, make perfect predictions, but by employing a sophisticated and systematic schema for placing such positions in a wide array of futures and forwards markets, it can be demonstrated that there is a reasonable expectation of profit being realized after a sufficient period of time.

The profitability of such a system arises substantially as a result of the tendency of the major international markets to trend and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. Such systems are frequently unprofitable for long periods of time in particular markets or market groups, and occasionally they are unprofitable for periods of more than one year.

Winton Capital Management Limited's program will invest in exchange-traded contracts, centered on the following areas: stock indices, bonds, short term interest rates, currencies, precious metals and commodities.

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

Although the percentages set forth below may vary substantially over time, Kenmar estimates that as of December 31, 2001:

(i) up to approximately 67% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules; and

(ii) approximately 33% of the Net Asset Value of the Fund is maintained in bank deposits.

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

                                "Breakeven Table"

---------------------------------------------------------------------------------------------------------
                         Expenses(1)                Percentage Return             Dollar Return
                     Which must Be Offset                  Required                    Required
                       To "Break Even"               First Twelve Months     ($5,000 Initial Investment)
                                                         of Investment            First Twelve Months
                                                                                     of Investment
---------------------------------------------------------------------------------------------------------
Brokerage Commissions(2)                                       11.00%                         $550.00
---------------------------------------------------------------------------------------------------------
Administrative Expenses(3)                                      1.00%                          $50.00
---------------------------------------------------------------------------------------------------------
Miscellaneous Execution Costs(4)                                0.25%                          $12.50
---------------------------------------------------------------------------------------------------------
Advisors' Profit Shares(5)                                      2.00%                         $100.00
---------------------------------------------------------------------------------------------------------
Kenmar Incentive Fee(6)                                         0.15%                           $7.50
---------------------------------------------------------------------------------------------------------
Redemption Charge(7)                                            3.10%                         $155.00
---------------------------------------------------------------------------------------------------------
Interest Income(8)                                             (3.30)%                       $(165.00)
---------------------------------------------------------------------------------------------------------
Return on $5,000 initial investment                            14.20%                         $710.00
required for  "break even" if Units are
redeemed on or before the 12th month-end
following sale.
---------------------------------------------------------------------------------------------------------
Return on $5,000 initial investment                            13.14%                         $657.00
required for  "break even" if Units are
redeemed on the 13th month-end through the
18th month-end following sale.
---------------------------------------------------------------------------------------------------------
Return on $5,000 initial investment                            11.10%                         $555.00
required for  "break even" if Units are
redeemed after the 18th month-end
following sale.
---------------------------------------------------------------------------------------------------------

Notes to "Breakeven Table"

  (1) The foregoing break-even analysis assumes that the Units have a constant month-end Net Asset Value. Calculations are based on $5,000 as the Net Asset Value per Unit.

  (2) Paid to Kenmar each month. Kenmar pays all floor brokerage, exchange, clearing and NFA fees, selling compensation, trailing commissions and Advisors' Consulting Fees from this amount.

  (3) Administrative expenses are paid as incurred. For this "Breakeven Table" such expenses are at historical amounts.

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

  (6) No Incentive Fee might, in fact, be due. However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain referred to below.

  (7) Redemption charges for purposes of this "breakeven" analysis equal
           3.1% of the initial $5,000 (3% of the $5,155 Net Asset Value required so that after subtraction of the 3% redemption charge, the investor would receive net redemption proceeds of $5,000).

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

Third Parties        Miscellaneous                 Paid as incurred; not anticipated to exceed 0.25% of
                     execution costs               average beginning of month Net Assets per year.

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

     (b) Holders:

As of December 31, 2001, there were 633 holders of Units, including Kenmar and the Advisors. As of December 31, 2001, Marc S. Goodman owned 52.8321 Units in his individual retirement account, Kenneth A. Shewer owned 50.2517 in his individual retirement account and Kenmar owned 2,041.4999 Units.

     (c) Dividends:

The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

Reg. S-K Item 701(f)

During the fourth quarter of 2001, 6,835.68 Units were sold for a total of $674,526.00.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements. The Fund commenced trading on April 22, 1997.

                                             Year ended        Year ended        Year ended       Year ended        Year ended
                                              12/31/01          12/31/00          12/31/99         12/31/98          12/31/97
                                              --------          --------          --------         --------          --------
Operations Data
Realized Gains (Losses)                        2,479,061          (14,413)          130,990        $4,443,190        $(162,443)
Change in Unrealized                            (584,140)         960,207        (1,149,702)          381,635          838,321
Interest Income                                  517,609        1,129,270         1,082,050           750,290          293,033
Brokerage Commissions                            239,616          312,560           274,883           147,779           45,814
Managing Owner
     Brokerage Commissions                     1,566,968        1,911,158         2,616,529         1,652,458          631,403
Managing Owner Incentive fee                           0                0                 0            43,400                0
Advisor Profit Shares                            465,428          198,721           109,313           984,809          106,886
Operating Expenses                                99,383          132,875           236,610           134,568           58,398
Net Income (Loss)                                 41,135         (480,250)       (3,173,997)        2,612,101          126,410
Net Income (Loss) Per Unit                          0.24            (2.29)           (12.65)            16.96             1.24
     (Based on Weighted Average Number of
     Units Outstanding)
Increase (Decrease) in Net Asset                   (0.53)           (2.57)           (13.61)            13.09             0.10
Value per Unit

                                                12/31/01         12/31/00          12/31/99          12/31/98         12/31/97
                                                --------         --------          --------          --------         --------
Financial Position Data:

Managing Owner's Capital                        $196,966         $195,013          $280,146          $263,850         $125,970
Other Unitholders' Capital                    15,928,413       17,537,051        22,497,207        25,099,248       12,251,351
Total Capital                                 16,125,379       17,732,064        22,777,353        25,363,098       12,377,321
Net Asset Value Per Unit                           96.48            97.01             99.58            113.19           100.10

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

The following paragraph presents a summary of the Fund's operations for the calendar year 2001. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 2001, the Net Asset Value of the Fund was $16,125,379, a decrease of approximately 9.06% from its Net Asset Value of $17,732,064 at December 31, 2000. The Fund's subscriptions and redemptions for the year ended December 31, 2001 totaled $2,242,654 and $3,766,020, respectively. For the year ended December 31, 2001, the Fund had revenues comprised of $2,479,061 in realized trading gains, $(584,140) in change in unrealized trading losses and $517,609 in interest income. Total expenses for the year ended December 31, 2001 were $2,371,395. The Net Income for the year ended December 31, 2001 was $41,135. The Net Asset Value per Unit at December 31, 2001 decreased 0.55% from $97.01 at December 31, 2000 to $96.48 at December 31, 2001. The Fund's trading gains during 2001 resulted primarily from global interest rates, currencies, global stock indices and grains, but, net of offering costs, the Fund experienced a negative compounded rate of return of (0.55)%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X appear beginning on Page F-1 of this report. The supplementary financial information specified by
Item 302 of Regulation S-K appears herewith.

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000.

                                    1st Quarter      2nd Quarter        3rd Quarter      4th Quarter
                                        2001             2001              2001              2001
                                   --------------- -----------------  ----------------  ---------------
Gain (Loss) from trading               $  691,373        $ (67,533)      $  1,210,051      $   61,030
Total Income (Loss)                       897,115            73,521         1,324,873         117,021
Net Income (Loss)                         196,964         (425,270)           670,834        (401,393)
Net Income (Loss) per unit                   1.10            (2.55)              4.03           (2.43)

Increase (Decrease) in Net Asset
Value per Unit                               1.22            (2.78)              4.04           (3.01)

Net Asset Value per Unit at end
of period                                   98.23            95.45              99.49           96.48

                                    1st Quarter      2nd Quarter        3rd Quarter      4th Quarter
                                        2000             2000              2000              2000
                                   --------------- -----------------  ----------------  ---------------
Gain (Loss) from trading               $ (97,637)        $  453,401      $(1,019,298)      $ 1,609,328
Total Income (Loss)                       200,558           746,794         (737,238)        1,864,950
Net Income (Loss)                       (518,460)           113,576       (1,315,336)        1,239,970
Net Income (Loss) per unit                 (2.27)              0.52            (6.44)             6.55

Increase (Decrease) in Net Asset
Value per Unit                             (2.60)              0.49            (6.46)             6.00

Net Asset Value per Unit at end
of period                                  96.98              97.47            91.01             97.01

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b) Identification of Directors and Executive Officers:

Kenmar Advisory Corp. is the sole managing owner of the Fund. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. Kenneth A. Shewer is Kenmar's Chairman and Marc S. Goodman is its President. Messrs. Shewer and Goodman are Kenmar's sole directors.

Mr. Kenneth A. Shewer (born 1953), Chairman, was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

Mr. Marc S. Goodman (born 1948), President, joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar and they have occupied their present positions with Kenmar since that time.

Ms. Esther Eckerling Goodman (born 1952), Chief Operating Officer and Senior Executive Vice President, joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp.
(USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). She has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

Mr. Braxton Glasgow III (born 1953), Executive Vice President, joined Kenmar in May 2001. Prior to joining Kenmar, Mr. Glasgow was the Executive Vice President of Chesapeake Capital Corporation. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Florence Y. Sofer (born 1966), Managing Director, Investor Communications responsible for the development and implementation of all internal and external communications programs worldwide, joined Kenmar in 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of John W. Henry & Company, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager for Global Asset Management where she was involved in the successful development and launch of the firm's mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and an M.B.A. in Marketing from George Washington University in 1992.

Mr. Thomas J. DiVuolo (born 1960), Senior Vice President responsible for fund accounting, administration, risk management and account oversight, joined Kenmar in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd., working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined Kenmar in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo graduated from Wagner College in 1990 with an M.B.A. degree in Finance and from Pace University with a B.B.A. degree in Public Accounting in 1982.

Mr. Gary J. Yannazzo (born 1953), Senior Vice President and Chief Financial Officer, joined Kenmar in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Metallgesellschaft Corp., a diversified commodity marketing and trading company, with thirty worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined Kenmar, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in Business Administration from Seton Hall University in 1975 and his CPA certification in 1977.

Ms. Joanne D. Rosenthal (born 1965), Senior Vice President and Director of Research, joined Kenmar in October 1999. Prior to joining Kenmar, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Mark M. Rossow (born 1952), Senior Vice President and General Counsel, joined Kenmar in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

Mr. Jeffrey Wilson (born 1965), Financial Controller, joined Kenmar in January 2001. From June 2000 to December 2000, Mr. Wilson was the Controller for Whitney & Company. From 1995 to May 2000, Mr. Wilson was the Controller at UBS Warburg. Mr. Wilson received a B.B.A. degree in accounting from the University of San Diego in 1988. He received his CPA certification in 1991.

Mr. James Dodd (born 1951), Managing Director, joined Kenmar in 2002. He is responsible for structuring and marketing investment products to insurance companies and other financial institutions. Mr. Dodd has almost twenty years of experience in investment banking and marketing structured investment products, working at Chesapeake Capital, Hoak, Breedlove, Wesneski, Continental Bank and Boettcher & Co. Prior to joining Kenmar, Mr. Dodd was the Chief Financial Officer at VE Group, a company that specialized in venture capital investments from 2000. Prior to that Mr. Dodd was Managing Director, Financial Institutions Marketing, for Chesapeake Capital from 1997. Previously, Mr. Dodd held various positions at distinguished banks and other financial institutions. Mr. Dodd received a A.B. degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

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

(c) Identification of Certain Significant Employees:
         None.

(d) Family Relationships:
         None.

(e) Business Experience:
         See Item 10(a) and (b) above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners:

As of December 31, 2001, no person or "group" is known to be or has been the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:

As of December 31, 2001, the following officers of Kenmar beneficially owned the following number of Units:

          Name of Beneficial           Number of Units         Percentage of
          ------------------           ---------------         -------------
              Owner                        Owned                   Class
              -----                        -----                   -----
          Marc S. Goodman                 52.8321               Less than 1%
          Kenneth A. Shewer               50.2517               Less than 1%

As of December 31, 2001, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

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

Not Applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      The following documents are filed as part of this Form 10-K:

  1.  Independent Auditor's Report......................................F-1
      Statements of Financial Condition as of
           December 31, 2001 and 2000 (Audited).........................F-2
      Condensed Schedule of Investments as of
           December 31, 2001 (Audited)..................................F-3
      Statements of Operations For the Years
           Ended December 31, 2001, 2000 and 1999 (Audited).............F-4
      Statements of Cash Flows For the Years Ended
           December 31, 2001, 2000 and 1999 (Audited)...................F-5
      Statements of Changes in Unitholders' Capital
           (Net Asset Value) For the Years Ended
           December 31, 2001, 2000 and 1999 (Audited)...................F-6
      Notes to Financial Statements (Audited)......................F-7-F-10

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

      10.01  Form of Advisory Agreement

      10.02  Form of Customer Agreement between the Fund and the Commodity
             Brokers

      10.03  Form of Escrow Agreement

      10.04  Subscription Agreement and Power of Attorney

      (b) Reports on Form 8-K:

      The Fund did not file any reports on Form 8-K during the fourth quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                      KENMAR GLOBAL TRUST

                                      By: Kenmar Advisory Corp., managing owner

                                      By: /s/ KENNETH A SHEWER
                                          ---------------------
                                          Kenneth A. Shewer
                                          Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002.

                                      KENMAR GLOBAL TRUST

                                      By: Kenmar Advisory Corp., managing owner

                                      By: /s/ KENNETH A SHEWER
                                          -------------------------------
                                          Kenneth A. Shewer
                                          Chairman and Director
                                           (Principal Executive Officer)

                                      By: /s/ MARC S. GOODMAN
                                          ------------------------------
                                          Marc S. Goodman
                                          President and Director

                                      By: /s/ THOMAS J. DIVUOLO
                                          ------------------------------
                                          Thomas J. DiVuolo
                                          Senior Vice President
                                          (Principal Financial and Accounting
                                          Officer for the Fund)

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          Certified Public Accountants

                                 (410) 771-0001

                               FAX (410) 785-9784

Member:

American Institute of Certified Public Accountants                     Suite 200
SEC Practice Section                                    201 International Circle
Maryland Association of Certified
Public Accountants                                  Hunt Valley, Maryland  21030

                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
Kenmar Global Trust

We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 2001 and 2000, and the results of its operations, cash flows and changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

Hunt Valley, Maryland
February 11, 2002

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000

                                                                                       2001               2000
                                                                                       ----               ----
ASSETS
   Equity in broker trading accounts
        Cash                                                                         $10,297,595        $10,646,538
        Unrealized gain on open contracts                                                442,946          1,028,999
                                                                                     -----------        -----------

                Deposits with brokers                                                 10,740,541         11,675,537

     Cash and cash equivalents                                                         5,646,645          6,664,402
     Unrealized gain on open forward contracts                                             3,375              1,462
                                                                                     -----------        -----------

                Total assets                                                         $16,390,561        $18,341,401
                                                                                     ===========        ===========

LIABILITIES
     Accounts payable                                                                $    23,683        $    33,000
     Commissions and other trading fees on open contracts                                 13,128             21,500
     Managing Owner brokerage commissions                                                113,273            111,250
     Advisor profit shares                                                                36,403            120,848
     Redemptions payable                                                                  78,695            321,632
     Redemption charges payable to Managing Owner                                              0              1,107
                                                                                     -----------        -----------

                Total liabilities                                                        265,182            609,337
                                                                                     -----------        -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
     Managing Owner - 2,041.4999 and 2,010.3231 units
         outstanding at December 31, 2001 and 2000                                       196,966            195,013
     Other Unitholders - 165,093.4546 and 180,783.3635
         units outstanding at December 31, 2001 and 2000                              15,928,413         17,537,051
                                                                                     -----------        -----------

                Total unitholders' capital
                      (Net Asset Value)                                               16,125,379         17,732,064
                                                                                     -----------        -----------

                                                                                     $16,390,561        $18,341,401
                                                                                     ===========        ===========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2001

LONG FUTURES CONTRACTS

No. of Contracts      Description                                            Value          % of Net Asset Value
----------------      -----------                                            -----          --------------------

      128             Agricultural                                        $  25,440                   0.16%
       72             Currency                                               89,125                   0.55%
       47             Energy                                                  3,113                   0.02%
      272             Interest rate                                          (9,347)                 (0.06)%
       95             Metals                                                 (3,937)                 (0.02)%
       92             Stock index                                            48,987                   0.30%
                                                                            --------               --------

                      Total long futures contracts                        $ 153,381                   0.95%
                                                                           ---------               --------

SHORT FUTURES CONTRACTS

No. of Contracts      Description                                            Value          % of Net Asset Value
----------------      -----------                                            -----          --------------------

      527             Agricultural                                        $ 100,145                   0.62%
       94             Currency                                              212,059                   1.32%
       22             Energy                                                  4,157                   0.02%
      207             Interest rate                                          45,241                   0.28%
       92             Metals                                                (70,117)                 (0.43)%
       7              Stock index                                            (1,920)                 (0.01)%
                                                                          ---------                --------

                      Total short futures contracts                       $ 289,565                   1.80%
                                                                          ---------                --------

                      Total futures contracts                             $ 442,946                   2.75%
                                                                          =========                ========

FORWARD CURRENCY CONTRACTS

                      Description                                            Value          % of Net Asset Value
                      -----------                                            -----          --------------------

                      Long forward currency contracts                     $   9,984                   0.06%
                      Short forward currency contracts                       (6,609)                 (0.04)%
                                                                          -----------              --------

                      Total forward currency contracts                    $   3,375                   0.02%
                                                                          ===========              ========

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2001, 2000 and 1999

                                                                          2001             2000             1999
                                                                          ----             ----             ----
INCOME
   Trading gains (losses)
       Realized                                                       $ 2,479,061       $  (14,413)    $   130,990
       Change in unrealized                                              (584,140)         960,207      (1,149,702)
                                                                       ----------       ----------     ------------

            Gain (loss) from trading                                    1,894,921          945,794      (1,018,712)

   Interest income                                                        517,609        1,129,270       1,082,050
                                                                       ----------       ----------     ------------

            Total income                                                2,412,530        2,075,064          63,338
                                                                       ----------       ----------     ------------

EXPENSES
   Brokerage commissions                                                  239,616          312,560         274,883
   Managing Owner brokerage commissions                                 1,566,968        1,911,158       2,616,529
   Advisor profit shares                                                  465,428          198,721         109,313
   Operating expenses                                                      99,383          132,875         236,610
                                                                       ----------       ----------     ------------

            Total expenses                                              2,371,395        2,555,314       3,237,335
                                                                       ----------       ----------     ------------

            NET INCOME (LOSS)                                         $    41,135       $ (480,250)    $(3,173,997)
                                                                      ===========       ===========    ============

NET INCOME (LOSS) PER UNIT
   (based on weighted average number of
   units outstanding during the year)                                 $      0.24       $    (2.29)    $    (12.65)
                                                                      ===========       ===========    ============

(DECREASE) IN NET ASSET
   VALUE PER UNIT                                                     $     (0.53)      $    (2.57)    $    (13.61)
                                                                      ===========       ===========    ============

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                          2001              2000              1999
                                                                          ----              ----              ----
Cash flows from (for) operating activities
    Net income (loss)                                               $     41,135      $   (480,250)    $  (3,173,997)
         Adjustments to reconcile net income (loss) to net
         cash from (for) operating activities:
              Net change in unrealized                                   584,140          (960,207)        1,149,702
              Increase (decrease) in accounts payable and
                  accrued expenses                                      (100,111)           31,583          (140,214)
                                                                      ----------      ------------     -------------

                  Net cash from (for) operating activities               525,164        (1,408,874)       (2,164,509)
                                                                      ----------      ------------     -------------

Cash flows from (for) financing activities
    Addition of units                                                  2,242,654         3,526,802         8,331,096
    (Decrease) in subscription deposits                                        0                 0           (27,720)
    Offering costs paid                                                 (124,454)         (202,400)         (197,114)
    Redemption of units                                               (4,010,064)      (11,361,325)       (4,056,217)
                                                                      ----------      ------------     -------------

                  Net cash from (for) financing activities            (1,891,864)       (8,036,923)        4,050,045
                                                                      ----------      ------------     -------------

Net increase (decrease) in cash and cash equivalents                  (1,366,700)       (9,445,797)        1,885,536

Cash and cash equivalents
    Beginning of year                                                 17,310,940        26,756,737        24,871,201
                                                                      ----------      ------------     -------------

    End of year                                                     $ 15,944,240      $ 17,310,940     $  26,756,737
                                                                    ============      ============     =============

End of year cash and cash equivalents consists of:
    Cash in broker trading accounts                                 $ 10,297,595      $ 10,646,538     $   2,410,994
    Cash and cash equivalents                                          5,646,645         6,664,402        24,345,743
                                                                    ------------      ------------     -------------

                  Total end of year cash and cash equivalents       $ 15,944,240      $ 17,310,940     $  26,756,737
                                                                    ============      ============     =============

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
             STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Years Ended December 31, 2001, 2000 and 1999

                                                                                Unitholders' Capital
                                                              -----------------------------------------------------
                                             Total Number         Managing             Other
                                               of Units             Owner            Unitholders         Total
                                           -----------------  ----------------  -------------------  --------------

Balances at
     December 31, 1998                        224,076.5973         $263,850          $25,099,248      $25,363,098

Net (loss) for the year
     ended December 31, 1999                                        (33,117)          (3,140,880)      (3,173,997)

Additions                                      79,543.5512           51,000            8,280,096        8,331,096

Redemptions                                   (74,881.8397)               0           (7,590,705)      (7,590,705)

Offering costs                                                       (1,587)            (150,552)        (152,139)
                                              ------------         --------          -----------      -----------

Balances at
     December 31, 1999                        228,738.3088          280,146           22,497,207       22,777,353

Net (loss) for the year
     ended December 31, 2000                                         (9,719)            (470,531)        (480,250)

Additions                                      36,698.8104                0            3,526,802        3,526,802

Redemptions                                   (82,643.4326)         (73,085)          (7,816,356)      (7,889,441)

Offering costs                                                       (2,329)            (200,071)        (202,400)
                                              ------------         --------          -----------      -----------

Balances at
     December 31, 2000                        182,793.6866          195,013           17,537,051       17,732,064

Net income for the year
     ended December 31, 2001                                            480               40,655           41,135

Additions                                      23,090.2782            3,000            2,239,654        2,242,654

Redemptions                                   (38,749.0103)               0           (3,766,020)      (3,766,020)

Offering costs                                                       (1,527)            (122,927)        (124,454)
                                              ------------         --------          -----------      -----------

Balances at
     December 31, 2001                        167,134.9545         $196,966          $15,928,413      $16,125,379
                                              ============         ========          ===========      ===========

                            Net Asset Value Per Unit
---------------------------------------------------------------------------
                                  December 31,
             2001                     2000                        1999
             ----                --------------                   ----

            $96.48                   $97.01                      $99.58
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

           B.     Regulation

                  As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

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

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

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

           H.     Reclassification

                  Certain amounts in the 2000 and 1999 financial statements were reclassified to conform with the 2001 presentation.

Note 2.    MANAGING OWNER

           The Managing Owner of the Fund is Kenmar Advisory Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund.

           The Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund. For the years ended December 31, 2001, 2000 and 1999, brokerage commissions equated to an approximate round-turn equivalent rate of $60, $65 and $87, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

           The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 2001, 2000 and 1999.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

           The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $9,407, $51,848 and $92,707 during 2001, 2000 and 1999, respectively.

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

           Purchases and sales of futures and options on futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid.

           The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.

              Per Unit Performance
              (for a unit outstanding throughout the entire year)

              Net asset value per unit at December 31, 2000                           $97.01
                                                                                      ------

              Income (loss) from operations:

                 Net investment (loss)(1),(3)                                         (9.54)
                 Net realized and change in unrealized gain from trading(2),(3)        9.75
                                                                                     -------

                           Total income from operations                                0.21
                                                                                     -------

              Offering costs(3)                                                       (0.74)
                                                                                     -------

              Net asset value per unit at December 31, 2001                          $96.48
                                                                                     =======

              Total Return                                                            (0.55)%
                                                                                     =======

              Supplemental Data

              Ratios to average net asset value:
                 Expenses prior to advisor profit shares(4)                          (10.16)%
                 Advisor profit shares                                                (2.84)%
                                                                                     --------

                           Total expenses(1)                                         (13.00)%
                                                                                     ========

                 Net investment (loss)(1)                                             (9.84)%
                                                                                     ========

  Total return is calculated based on the change in value of a unit during the year. An individual unitholder's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

-------------------

  (1) Excludes brokerage commissions and other trading fees paid directly to the brokers.
  (2) Includes brokerage commissions and other trading fees paid directly to the brokers.
  (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
  (4) Excludes brokerage commissions and other trading fees paid directly to the brokers and advisor profit shares.