Form 10-Q
period 2002-03-31
KENMAR GLOBAL TRUST
filed 2002-05-13
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2002
                        Commission File Number: 333-9898


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

                                                 KENMAR GLOBAL TRUST

                                            QUARTER ENDED MARCH 31, 2002

                                                  TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION................................................................................   1

         Item 1.  Financial Statements........................................................................   1

                  Statements of Financial Condition as of March 31, 2002 (Unaudited)
                  and December 31, 2001 (Audited).............................................................   1

                  Condensed Schedule of Investments as of March 31, 2002 (Unaudited)..........................   2

                  Statements of Operations For the Three Months Ended March 31, 2002
                  and 2001 (Unaudited)........................................................................   3

                  Statements of Cash Flows For the Three Months Ended March 31, 2002
                  and 2001 (Unaudited)........................................................................   4

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Three Months Ended March 31, 2002 and 2001 (Unaudited)..................................   5

                  Notes to Financial Statements (Unaudited)...................................................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  11

PART II - OTHER INFORMATION...................................................................................  12

         Item 2.  Changes in Securities.......................................................................  12

SIGNATURES....................................................................................................  13

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 KENMAR GLOBAL TRUST
                                          STATEMENTS OF FINANCIAL CONDITION
                              March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                                                   March 31,             December 31,
                                                                                     2002                   2001
                                                                                  -----------            -----------
ASSETS
    Equity in broker trading accounts
       Cash ..........................................................            $ 9,258,824            $10,297,595
       Unrealized gain on open contracts .............................                535,756                442,946
                                                                                  -----------            -----------

              Deposits with brokers ..................................              9,794,580             10,740,541

    Cash and cash equivalents ........................................              5,938,335              5,646,645
    Unrealized gain on open forward contracts ........................                  2,446                  3,375
                                                                                  -----------            -----------

              Total assets ...........................................            $15,735,361            $16,390,561
                                                                                  ===========            ===========

LIABILITIES
    Accounts payable .................................................            $    18,462            $    23,683
    Commissions and other trading fees on open contracts .............                 13,391                 13,128
    Managing Owner brokerage commissions .............................                 97,411                113,273
    Advisor profit shares ............................................                      0                 36,403
    Redemptions payable ..............................................                261,720                 78,695
    Redemption charges payable to Managing Owner .....................                  1,234                      0
                                                                                  -----------            -----------

              Total liabilities ......................................                392,218                265,182
                                                                                  -----------            -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,041.4999 units outstanding
       at March 31, 2002 and December 31, 2001 .......................                186,098                196,966
    Other Unitholders - 166,273.3230 and 165,093.4546 units
       outstanding at March 31, 2002 and December 31, 2001 ...........             15,157,045             15,928,413
                                                                                  -----------            -----------

              Total unitholders' capital
                 (Net Asset Value) ...................................             15,343,143             16,125,379
                                                                                  -----------            -----------

                                                                                  $15,735,361            $16,390,561
                                                                                  ===========            ===========

                                               See accompanying notes.

                                      KENMAR GLOBAL TRUST
                               CONDENSED SCHEDULE OF INVESTMENTS
                                         March 31, 2002
                                          (Unaudited)


LONG FUTURES CONTRACTS

      No. of                                                                        % of Net
     Contracts      Description                                    Value           Asset Value
     ---------      -----------                                    -----           -----------
        285         Agricultural ............................   $  61,522             0.40%
        139         Currency ................................      92,816             0.61%
        152         Energy ..................................     141,851             0.93%
        311         Interest rate ...........................      15,965             0.10%
        173         Metals ..................................      53,674             0.35%
         80         Stock index .............................       3,445             0.02%
                                                                 --------            ------

                    TOTAL LONG FUTURES CONTRACTS ............    $369,273             2.41%
                                                                 --------            ------


SHORT FUTURES CONTRACTS
      No. of                                                                        % of Net
     Contracts      Description                                    Value           Asset Value
     ---------      -----------                                    -----           -----------
        415         Agricultural ............................    $ 59,568             0.39%
         83         Currency ................................      40,483             0.26%
        376         Interest rate ...........................      87,533             0.57%
         34         Metals ..................................     (22,827)           (0.15)%
         16         Stock index .............................       1,726             0.01%
                                                                 --------            ------

                    TOTAL SHORT FUTURES CONTRACTS ...........    $166,483             1.08%
                                                                 --------            ------

                    TOTAL FUTURES CONTRACTS .................    $535,756             3.49%
                                                                 ========            ======


FORWARD CURRENCY CONTRACTS
                                                                                    % of Net
                    Description                                    Value           Asset Value
                    -----------                                    -----           -----------

                    Long forward currency contracts .........    $ (5,054)           (0.03)%
                    Short forward currency contracts ........       7,500             0.05%
                                                                 --------            ------

                    TOTAL FORWARD CURRENCY CONTRACTS ........    $  2,446             0.02%
                                                                 ========            ======

                                    See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                           Three Months
                                                              Ended
                                                             March 31,
                                                    ---------------------------
                                                      2002              2001
                                                    ---------         ---------
INCOME
    Trading gains (losses)
       Realized ............................        $(578,910)        $ 897,990
       Change in unrealized ................           91,881          (206,617)
                                                    ---------         ---------

              Gain (loss) from trading .....         (487,029)          691,373

    Interest income ........................           51,353           205,742
                                                    ---------         ---------

              Total income (loss) ..........         (435,676)          897,115
                                                    ---------         ---------

EXPENSES
    Brokerage commissions ..................           37,663            58,460
    Managing Owner brokerage commissions ...          392,565           413,102
    Advisor profit shares ..................                0           204,154
    Operating expenses .....................           22,556            24,435
                                                    ---------         ---------

              Total expenses ...............          452,784           700,151
                                                    ---------         ---------

              NET INCOME (LOSS) ............        $(888,460)        $ 196,964
                                                    =========         =========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) ...        $   (5.27)        $    1.10
                                                    =========         =========

INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT .........................        $   (5.32)        $    1.22
                                                    =========         =========


                             See accompanying notes.

                                         KENMAR GLOBAL TRUST
                                       STATEMENTS OF CASH FLOWS
                          For the Three Months Ended March 31, 2002 and 2001
                                             (Unaudited)

                                                                             Three Months
                                                                                Ended
                                                                               March 31,
                                                                   ---------------------------------
                                                                       2002                 2001
                                                                   ------------         ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss) .....................................        $   (888,460)        $    196,964
       Adjustments to reconcile net income (loss) to
       net cash from (for) operating activities:
          Net change in unrealized ........................             (91,881)             206,617
          Increase (decrease) in accounts payable
             and accrued expenses .........................             (57,223)              87,917
                                                                   ------------         ------------

              Net cash from (for) operating activities ....          (1,037,564)             491,498
                                                                   ------------         ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units .....................................             501,700              302,750
    Redemption of units ...................................            (211,217)          (1,420,395)
                                                                   ------------         ------------

              Net cash from (for) financing activities ....             290,483           (1,117,645)
                                                                   ------------         ------------

Net (decrease) in cash and cash equivalents ...............            (747,081)            (626,147)

CASH AND CASH EQUIVALENTS
    Beginning of period ...................................          15,944,240           17,310,940
                                                                   ------------         ------------

    End of period .........................................        $ 15,197,159         $ 16,684,793
                                                                   ============         ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts .......................        $  9,258,824         $ 11,587,609
    Cash and cash equivalents .............................           5,938,335            5,097,184
                                                                   ------------         ------------

              Total end of period cash and cash equivalents        $ 15,197,159         $ 16,684,793
                                                                   ============         ============

                                       See accompanying notes.

                                                 KENMAR GLOBAL TRUST
                           STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                                 For the Three Months Ended March 31, 2002 and 2001
                                                     (Unaudited)
                                                                             Unitholders' Capital
                                                  Total       ------------------------------------------------------
                                                Number of       Managing             Other
                                                  Units           Owner            Unitholders              Total
                                              ------------    ------------         ------------         ------------

Three Months Ended March 31, 2002
---------------------------------
Balances at
    December 31, 2001 ...........             167,134.9545    $    196,966         $ 15,928,413         $ 16,125,379

Net (loss) for the three months
    ended March 31, 2002 ........                                  (10,868)            (877,592)            (888,460)

Additions .......................               5,524.1299               0              501,700              501,700

Redemptions .....................              (4,344.2615)              0             (395,476)            (395,476)
                                              ------------    ------------         ------------         ------------

Balances at
    March 31, 2002 ..............             168,314.8229    $    186,098         $ 15,157,045         $ 15,343,143
                                              ============    ============         ============         ============

Three Months Ended March 31, 2001
---------------------------------
Balances at
    December 31, 2000 ...........             182,793.6866    $    195,013         $ 17,537,051         $ 17,732,064

Net income for the three months
    ended March 31, 2001 ........                                    2,460              194,504              196,964

Additions .......................               3,128.5376               0              302,750              302,750

Redemptions .....................             (17,396.6876)              0           (1,677,619)          (1,677,619)
                                              ------------    ------------         ------------         ------------

Balances at
    March 31, 2001 ..............             168,525.5366    $    197,473         $ 16,356,686         $ 16,554,159
                                              ============    ============         ============         ============


                                                             Net Asset Value Per Unit
                                    ----------------------------------------------------------------------------
                                    March 31,           December 31,            March 31,           December 31,
                                      2002                  2001                  2001                  2000
                                    ---------           ------------            ---------           ------------
                                     $91.16                $96.48                $98.23                $97.01
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

               The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2002 and 2001.

Note 3. COMMODITY TRADING ADVISORS

               The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

               The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,234 and $1,962 during the three months ended March 31, 2002 and 2001, respectively.

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

Note 7. INTERIM FINANCIAL STATEMENTS

               The statement of financial condition as of March 31, 2002, including the March 31, 2002 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8. FINANCIAL HIGHLIGHTS

               The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                      Three months ended     Three months ended
                                                                        March 31, 2002         March 31, 2001
                                                                          (Unaudited)           (Unaudited)
                                                                      -------------------    ------------------
        PER UNIT PERFORMANCE
        (for a unit outstanding throughout the entire period)
        -----------------------------------------------------
        Net asset value per unit at December 31, 2001 and 2000 .....        $ 96.48               $ 97.01
                                                                            -------               -------
        Income (loss) from operations:
               Net investment (loss) (1), (3) ......................          (2.16)                (2.44)
               Net realized and change in unrealized gain (loss)
                   from trading (2), (3) ...........................          (3.16)                 3.66
                                                                            -------               -------
                      Total income (loss) from operations ..........          (5.32)                 1.22
                                                                            -------               -------
        Net asset value per unit at March 31, 2002 and 2001 ........        $ 91.16               $ 98.23
                                                                            =======               =======
        TOTAL RETURN (5) ...........................................          (5.51)%                1.26%
                                                                            =======               =======
        SUPPLEMENTAL DATA
        Ratios to average net asset value:
               Expenses prior to advisor profit shares (4), (6) ....         (10.61)%              (10.30)%
               Advisor profit shares (6) ...........................           0.00%                (4.80)%
                                                                            -------               -------
                      Total expenses (1), (6) ......................         (10.61)%              (15.10)%
                                                                            =======               =======
               Net investment (loss) (1), (6) ......................          (9.30)%              (10.26)%
                                                                            =======               =======

        Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

        -----------------------

        (1) Excludes brokerage commissions and other trading fees paid directly to the brokers.

        (2) Includes brokerage commissions and other trading fees paid directly to the brokers.

        (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

        (4) Excludes brokerage commissions and other trading fees paid directly to the brokers and advisor profit shares.

        (5) Not annualized

        (6) Annualized

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

As of March 31, 2002, the Net Asset Value of the Fund was $15,343,143, a decrease of approximately 4.85% from its Net Asset Value of $16,125,379 at December 31, 2001. The Fund's subscriptions and redemptions for the quarter ended March 31, 2002, totaled $501,700 and $395,476, respectively. For the quarter ended March 31, 2002, the Fund had revenue comprised of $(578,910) in realized trading losses, $91,881 in change in unrealized trading gains, and $51,353 in interest income compared to revenue comprised of $897,990 in realized trading gains, $(206,617) in change in unrealized trading losses and $205,742 in interest income for the same period in 2001. Total income for the first quarter of 2002 decreased by $(1,332,791) from the same period for 2001, while total expenses decreased by $247,367 between these periods. The Net Asset Value per Unit at March 31, 2002 decreased 5.51% from $96.48 at December 31, 2001, to $91.16 at March 31, 2002. The Fund's negative performance for the quarter ended March 31, 2002, resulted primarily from global stock indices, metals and commodities.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2002 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) During the first quarter of 2002, 5,524.1299 Units were sold for a total of $501,700.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2002.

                                    KENMAR GLOBAL TRUST
                                    By: Kenmar Advisory Corp., managing owner

                                    By: /s/ KENNETH A. SHEWER
                                        --------------------------
                                            Kenneth A. Shewer
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of May, 2002.

                                    KENMAR GLOBAL TRUST
                                    By: Kenmar Advisory Corp., managing owner

                                    By: /s/ KENNETH A. SHEWER
                                        ----------------------------------------
                                            Kenneth A. Shewer
                                            Chairman and Director


                                    By: /s/ THOMAS J. DIVUOLO
                                        ----------------------------------------
                                            Thomas J. DiVuolo
                                            Senior Vice President
                                            (Principal Financial and Accounting
                                            Officer for the Fund)