Form 10-Q
period 2002-06-30
KENMAR GLOBAL TRUST
filed 2002-08-08
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended: June 30, 2002

                        Commission File Number: 333-9898

                               KENMAR GLOBAL TRUST
             -----------------------------------------------------
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

                                               KENMAR GLOBAL TRUST

                                           QUARTER ENDED JUNE 30, 2002

                                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION...............................................................................3

         Item 1.  Financial Statements.......................................................................3

                  Statements of Financial Condition as of June 30, 2002 (Unaudited)
                  and December 31, 2001 (Audited)............................................................3

                  Condensed Schedule of Investments as of June 30, 2002 (Unaudited)..........................4

                  Statements of Operations For the Three Months Ended June 30, 2002
                  and 2001 and For the Six Months Ended June 30, 2002 and 2001 (Unaudited)...................5

                  Statements of Cash Flows For the Six Months Ended June 30, 2002
                  and 2001 (Unaudited).......................................................................6

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Six Months Ended June 30, 2002 and 2001 (Unaudited)....................................7

                  Notes to Financial Statements (Unaudited)..................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 13-14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 14

PART II - OTHER INFORMATION..................................................................................15

         Item 2.  Changes in Securities and Use of Proceeds..................................................15

SIGNATURES...................................................................................................16

EXHIBIT INDEX................................................................................................E-1

EXHIBIT 99.04 Certification by Chief Executive Officer.......................................................E-2

EXHIBIT 99.05 Certification by Chief of Fund Administration and Accounting...................................E-3

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               KENMAR GLOBAL TRUST
                                        STATEMENTS OF FINANCIAL CONDITION
                            June 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                                                 June 30,            December 31,
                                                                                  2002                  2001
                                                                               -----------           -----------
ASSETS
    Equity in broker trading accounts
       Cash ..............................................................     $ 8,619,089           $10,297,595
       Unrealized gain on open contracts .................................       1,143,144               442,946
                                                                               -----------           -----------

              Deposits with brokers ......................................       9,762,233            10,740,541

    Cash and cash equivalents ............................................       7,239,685             5,646,645
    Unrealized gain on open forward contracts ............................          45,663                 3,375
                                                                               -----------           -----------

              Total assets ...............................................     $17,047,581           $16,390,561
                                                                               ===========           ===========

LIABILITIES
    Accounts payable .....................................................     $    12,742           $    23,683
    Commissions and other trading fees on open contracts .................           7,497                13,128
    Managing Owner brokerage commissions .................................         113,763               113,273
    Advisor profit shares ................................................         234,595                36,403
    Redemptions payable ..................................................          92,954                78,695
    Redemption charges payable to Managing Owner .........................             797                     0
                                                                               -----------           -----------

              Total liabilities ..........................................         462,348               265,182
                                                                               -----------           -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,041.4999 units outstanding
       at June 30, 2002 and December 31, 2001 ............................         198,759               196,966
    Other Unitholders - 168,309.1970 and 165,093.4546 units
       outstanding at June 30, 2002 and December 31, 2001 ................      16,386,474            15,928,413
                                                                               -----------           -----------

              Total unitholders' capital
                 (Net Asset Value) .......................................      16,585,233            16,125,379
                                                                               -----------           -----------

                                                                               $17,047,581           $16,390,561
                                                                               ===========           ===========

                                             See accompanying notes.

                                                 KENMAR GLOBAL TRUST
                                          CONDENSED SCHEDULE OF INVESTMENTS
                                                    June 30, 2002
                                                     (Unaudited)

                                                   ---------------




LONG FUTURES CONTRACTS

      No. of                                                                                              % of Net
     Contracts      Description                                                         Value            Asset Value
     ---------      -----------                                                    --------------        -----------
        151         Agricultural ...............................................   $      104,185            0.63%
        258         Currency ...................................................          679,173            4.09%
         67         Energy .....................................................          (10,324)          (0.06)%
      1,006         Interest rate ..............................................          401,912            2.42%
        148         Metals .....................................................       (2,168,431)         (13.07)%
          3         Stock index ................................................           (3,280)          (0.02)%
                                                                                   --------------          ------
                    TOTAL LONG FUTURES CONTRACTS ...............................   $     (996,765)          (6.01)%
                                                                                   ==============          ======


SHORT FUTURES CONTRACTS

      No. of                                                                                             % of Net
     Contracts      Description                                                         Value           Asset Value
     ---------      -----------                                                    --------------       -----------
        142         Agricultural ...............................................   $          921           0.00%
         65         Currency ...................................................           21,033           0.13%
         77         Energy .....................................................           10,125           0.06%
         10         Interest rate ..............................................           (3,792)         (0.02)%
        137         Metals .....................................................        2,101,412          12.67%
        112         Stock index ................................................           10,210           0.06%
                                                                                   --------------          -----
                    TOTAL SHORT FUTURES CONTRACTS ..............................   $    2,139,909          12.90%
                                                                                   --------------          -----
                    TOTAL FUTURES CONTRACTS ....................................   $    1,143,144           6.89%
                                                                                   ==============          =====


FORWARD CURRENCY CONTRACTS

                                                                                                         % of Net
                    Description                                                         Value           Asset Value
                    -----------                                                    --------------       -----------
                    Long forward currency contracts ............................   $       77,510           0.47%
                    Short forward currency contracts ...........................          (31,847)         (0.19)%
                                                                                   --------------          -----
                    TOTAL FORWARD CURRENCY CONTRACTS ...........................   $       45,663           0.28%
                                                                                   ==============          =====

                                               See accompanying notes.

                                                  KENMAR GLOBAL TRUST
                                               STATEMENTS OF OPERATIONS
                                 For the Three Months Ended June 30, 2002 and 2001 and
                                    For the Six Months Ended June 30, 2002 and 2001
                                                      (Unaudited)

                                                           ---------------
                                                           Three Months                        Six Months
                                                               Ended                              Ended
                                                             June 30,                           June 30,
                                                ------------------------------         ------------------------------
                                                    2002               2001               2002               2001
                                                -----------        -----------         -----------        -----------
INCOME
    Trading gains (losses)
       Realized ............................    $ 1,086,211        $   399,809         $   507,301        $ 1,297,799
       Change in unrealized ................        650,605           (467,342)            742,486           (673,959)
                                                -----------        -----------         -----------        -----------

              Gain (loss) from trading .....      1,736,816            (67,533)          1,249,787            623,840

    Interest income ........................         44,717            141,054              96,070            346,796
                                                -----------        -----------         -----------        -----------

              Total income .................      1,781,533             73,521           1,345,857            970,636
                                                -----------        -----------         -----------        -----------

EXPENSES
    Brokerage commissions ..................         52,548             47,098              90,211            105,558
    Managing Owner brokerage commissions ...        369,633            396,068             762,198            809,170
    Advisor profit shares ..................        234,595             32,482             234,595            236,636
    Operating expenses .....................         59,809             23,143              82,365             47,578
                                                -----------        -----------         -----------        -----------

              Total expenses ...............        716,585            498,791           1,169,369          1,198,942
                                                -----------        -----------         -----------        -----------

              NET INCOME (LOSS) ............    $ 1,064,948        $  (425,270)        $   176,488        $  (228,306)
                                                ===========        ===========         ===========        ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) ...    $      6.28        $     (2.55)        $      1.04        $     (1.32)
                                                ===========        ===========         ===========        ===========

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT ...................    $      6.20        $     (2.78)        $      0.88        $     (1.56)
                                                ===========        ===========         ===========        ===========

                                                See accompanying notes.

                                         KENMAR GLOBAL TRUST
                                       STATEMENTS OF CASH FLOWS
                           For the Six Months Ended June 30, 2002 and 2001
                                             (Unaudited)

                                           ---------------

                                                                               Six Months
                                                                                  Ended
                                                                                June 30,
                                                                   ---------------------------------
                                                                       2002                 2001
                                                                   ------------         ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss) .........................................    $    176,488         $   (228,306)
       Adjustments to reconcile net income (loss) to
       net cash from (for) operating activities:
          Net change in unrealized ............................        (742,486)             673,959
          Increase (decrease) in accounts payable
            and accrued expenses ..............................         182,110              (92,869)
                                                                   ------------         ------------

              Net cash from (for) operating activities ........        (383,888)             352,784
                                                                   ------------         ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units .........................................       1,106,101              939,894
    Offering costs paid .......................................               0              (41,999)
    Redemption of units .......................................        (807,679)          (2,494,404)
                                                                   ------------         ------------

              Net cash from (for) financing activities ........         298,422           (1,596,509)
                                                                   ------------         ------------

Net (decrease) in cash and cash equivalents ...................         (85,466)          (1,243,725)

CASH AND CASH EQUIVALENTS
    Beginning of period .......................................      15,944,240           17,310,940
                                                                   ------------         ------------

    End of period .............................................    $ 15,858,774         $ 16,067,215
                                                                   ============         ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts ...........................    $  8,619,089         $ 11,445,977
    Cash and cash equivalents .................................       7,239,685            4,621,238
                                                                   ------------         ------------

              Total end of period cash and cash equivalents ...    $ 15,858,774         $ 16,067,215
                                                                   ============         ============

                                       See accompanying notes.


                                                KENMAR GLOBAL TRUST
                          STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                                  For the Six Months Ended June 30, 2002 and 2001
                                                    (Unaudited)
                                                  ---------------
                                                                Unitholders' Capital
                                           ----------------------------------------------------------------------
                                              Total
                                             Number of      Managing              Other
                                              Units          Owner              Unitholders             Total
                                           ------------    ------------         ------------         ------------
Six Months Ended June 30, 2002

Balances at
    December 31, 2001 ............         167,134.9545    $    196,966         $ 15,928,413         $ 16,125,379

Net income for the six months
    ended June 30, 2002 ..........                                1,793              174,695              176,488

Additions ........................          12,217.3767               0            1,106,101            1,106,101

Redemptions ......................          (9,001.6343)              0             (822,735)            (822,735)
                                           ------------    ------------         ------------         ------------

Balances at
    June 30, 2002 ................         170,350.6969    $    198,759         $ 16,386,474         $ 16,585,233
                                           ============    ============         ============         ============

Six Months Ended June 30, 2001

Balances at
    December 31, 2000 ............         182,793.6866    $    195,013         $ 17,537,051         $ 17,732,064

Net (loss) for the six months
    ended June 30, 2001 ..........                               (2,621)            (225,685)            (228,306)

Additions ........................           9,793.9788               0              939,894              939,894

Redemptions ......................         (27,931.0987)              0           (2,685,022)          (2,685,022)

Offering costs ...................                                 (505)             (41,494)             (41,999)
                                           ------------    ------------         ------------         ------------

Balances at
    June 30, 2001 ................         164,656.5667    $    191,887         $ 15,524,744         $ 15,716,631
                                           ============    ============         ============         ============

                                  Net Asset Value Per Unit
                     ----------------------------------------------
                     June 30,  December 31,  June 30,  December 31,
                     --------  ------------  --------  ------------
                       2002        2001        2001        2000
                     --------  ------------  --------  ------------
                      $97.36      $96.48      $95.45       $97.01
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

        The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2002 and 2001.

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

                                 ---------------


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

        The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,369 and $7,014 during the six months ended June 30, 2002 and 2001, respectively.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of June 30, 2002, including the June 30, 2002 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the entire three months and six months ended June 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                    Three months ended              Six months ended
                                                              -----------------------------   -----------------------------
                                                              June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                               -----------     -----------     -----------     -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period ............    $   91.16       $   98.23       $   96.48       $   97.01
                                                                ---------       ---------       ---------       ---------
Income (loss) from operations:
       Net investment (loss) (1), (3) ......................        (3.65)          (1.86)          (5.81)          (4.32)
       Net realized and change in unrealized gain (loss)
           from trading (2), (3) ...........................         9.85           (0.67)           6.69            3.00
                                                                ---------       ---------       ---------       ---------
              Total income (loss) from operations ..........         6.20           (2.53)           0.88           (1.32)
                                                                ---------       ---------       ---------       ---------
Offering costs (3) .........................................         0.00           (0.25)           0.00           (0.24)
                                                                ---------       ---------       ---------       ---------
Net asset value per unit at end of period ..................    $   97.36       $   95.45       $   97.36       $   95.45
                                                                =========       =========       =========       =========

TOTAL RETURN (5) ...........................................         6.80%          (2.83)%          0.91%          (1.61)%
                                                                =========       =========       =========       =========

SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to advisor profit shares (4), (6) ....       (11.19)%        (10.47)%        (10.90)%        (10.38)%
       Advisor profit shares (6) ...........................        (6.11)%         (0.81)%         (3.03)%         (2.87)%
                                                                ---------       ---------       ---------       ---------
              Total expenses (1), (6) ......................       (17.30)%        (11.28)%        (13.93)%        (13.25)%
                                                                =========       =========       =========       =========
       Net investment (loss) (1), (6) ......................       (16.14)%         (7.76)%        (12.69)%         (9.05)%
                                                                =========       =========       =========       =========

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

        (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain
                (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

        (4) Excludes brokerage commissions and other trading fees paid directly to the brokers and advisor profit shares.

        (5)     Not annualized

        (6)     Annualized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The proceeds of the offering of the units of beneficial interest (the "Units") are used by the Fund to engage in the speculative trading of futures, forwards, options and related markets through allocating such proceeds to multiple commodity trading advisors (the "Advisors").

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

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with accounting principles generally accepted in the United States of America, as described in the Fund's Amended and Restated Declaration of Trust and Trust Agreement dated as of December 17, 1996 (the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

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

As of June 30, 2002, the Net Asset Value of the Fund was $16,585,233, an increase of approximately 8.10% from its Net Asset Value of $15,343,143 at March 31, 2002. The Fund's subscriptions and redemptions for the quarter ended June 30, 2002, totaled $604,401 and $427,259, respectively. For the quarter ended June 30, 2002, the Fund had revenue comprised of $1,086,211 in realized trading gains, $650,605 in change in unrealized trading gains and $44,717 in interest income compared to revenue comprised of $399,809 in realized trading gains, $(467,342) in change in unrealized trading losses and $141,054 in interest income for the same period in 2001. Total income for the second quarter of 2002 increased by $1,708,012 from the same period for 2001, while total expenses increased by $217,794 between these periods. The Net Asset Value per Unit at June 30, 2002 increased 6.80% from $91.16 at March 31, 2002, to $97.36 at June 30, 2002. The Fund's positive performance for the quarter ended June 30, 2002, resulted primarily from currencies, global interest rates, and U.S. and European stock indices.

The Net Asset Value of the Fund increased $459,854 or 2.85% from December 31, 2001 through June 30, 2002. The Fund's subscriptions and redemptions for the six months ended June 30, 2002, totaled $1,106,101 and $822,735, respectively. For the six months ended June 30, 2002, the Fund had revenue comprised of $507,301 in realized trading gains, $742,486 in change in unrealized trading gains and $96,070 in interest income compared to revenue comprised of $1,297,799 in realized trading gains, $(673,959) in change in unrealized trading losses and $346,796 in interest income for the same period in 2001. The total income for the first six months of 2002 increased by $375,221 from the same period for 2001, while total expenses decreased by $29,573 between these periods. The Net Asset Value per Unit at June 30, 2002 increased 0.91% from $96.48 at December 31, 2001, to $97.36 at June 30, 2002. The Fund's positive performance for the six months ended June 30, 2002, resulted primarily from currencies, global interest rates, and U.S. and European stock indices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A. The Fund is a small business issuer.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) During the second quarter of 2002, 6,693.2468 Units were sold for a total of $604,401.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2002.

                               KENMAR GLOBAL TRUST

                                    By: Kenmar Advisory Corp., managing owner

                                    By: /s/ KENNETH A. SHEWER
                                        --------------------------
                                           Kenneth A. Shewer
                                           Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of August, 2002.

                               KENMAR GLOBAL TRUST

                                    By: Kenmar Advisory Corp., managing owner

                                    By: /s/ KENNETH A. SHEWER
                                        ----------------------------------------
                                           Kenneth A. Shewer
                                           Chairman and Director

                                    By: /s/ ROSITA LEVY
                                        ----------------------------------------
                                           Rosita Levy
                                           Vice President
                                           (Principal Financial and Accounting
                                            Officer for the Fund)

EXHIBIT INDEX

Exhibit Number               Description of Document               Page Number
--------------               -----------------------               -----------
     99.04          Certification by Chief Executive Officer           E-2
     99.05               Certification by Chief of Fund                E-3
                          Administration and Accounting