Form 10-Q
period 2002-09-30
KENMAR GLOBAL TRUST
filed 2002-11-14
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 2002
                        Commission File Number: 333-9898


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


                               Two American Lane,
                                 P.O. Box 5150,
                          Greenwich, Connecticut 06831
               --------------------------------------------------
               (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (203) 861-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----      -----


Indicate by check mark whether the registrant is an acclerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        No    X
    -----      -----

                                                  KENMAR GLOBAL TRUST

                                           QUARTER ENDED SEPTEMBER 30, 2002

                                                   TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION................................................................................     1

         Item 1.  Financial Statements........................................................................     1

                  Statements of Financial Condition as of September 30, 2002 (Unaudited)
                  and December 31, 2001 (Audited).............................................................     1

                  Condensed Schedule of Investments as of September 30, 2002 (Unaudited)......................     2

                  Statements of Operations For the Three Months Ended September 30, 2002
                  and 2001 and For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..............     3

                  Statements of Cash Flows For the Nine Months Ended September 30, 2002
                  and 2001 (Unaudited)........................................................................     4

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Nine Months Ended September 30, 2002 and 2001 (Unaudited)...............................     5

                  Notes to Financial Statements (Unaudited)...................................................     6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     10-11

         Item 4.  Controls and Procedures.....................................................................     11

PART II - OTHER INFORMATION...................................................................................     11

         Item 2.  Changes in Securities.......................................................................     11

SIGNATURES....................................................................................................     12

CERTIFICATIONS................................................................................................     13-14

EXHIBIT INDEX.................................................................................................     E-1

EXHIBIT 99.04 Certification by Chief Executive Officer........................................................     E-2

EXHIBIT 99.05 Certification by Senior Vice President and Chief Financial Officer..............................     E-3

                                             PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                  KENMAR GLOBAL TRUST
                                           STATEMENTS OF FINANCIAL CONDITION
                             September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                                          ------------------------------------


                                                                                     September 30,        December 31,
                                                                                        2002                 2001
                                                                                     ------------         ------------
ASSETS
     Equity in broker trading accounts
         Cash ...............................................................        $  9,964,167         $ 10,297,595
         Unrealized gain on open contracts ..................................             883,812              442,946
                                                                                     ------------         ------------

                Deposits with brokers .......................................          10,847,979           10,740,541

     Cash and cash equivalents ..............................................           8,741,198            5,646,645
     Unrealized gain (loss) on open forward contracts .......................             (20,467)               3,375
                                                                                     ------------         ------------

Total assets ................................................................        $ 19,568,710         $ 16,390,561
                                                                                     ============         ============

LIABILITIES
     Accounts payable .......................................................        $     32,727         $     23,683
     Commissions and other trading fees on open contracts ...................               7,497               13,128
     Managing Owner brokerage commissions ...................................             144,654              113,273
     Advisor profit shares ..................................................             639,798               36,403
     Redemptions payable ....................................................             113,819               78,695
                                                                                     ------------         ------------

                Total liabilities ...........................................             938,495              265,182
                                                                                     ------------         ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
     Managing Owner - 2,041.4999 units outstanding at September 30, 2002
         and December 31, 2001 ..............................................             229,051              196,966
     Other Unitholders - 164,007.0307 and 165,093.4546 units outstanding
         at September 30, 2002 and December 31, 2001 ........................          18,401,164           15,928,413
                                                                                     ------------         ------------
              Total unitholders' capital
                  (Net Asset Value) .........................................          18,630,215           16,125,379
                                                                                     ------------         ------------

                                                                                     $ 19,568,710         $ 16,390,561
                                                                                     ============         ============

                                               KENMAR GLOBAL TRUST
                                        CONDENSED SCHEDULE OF INVESTMENTS
                                                September 30, 2002
                                                   (Unaudited)
                                                ------------------

LONG FUTURES CONTRACTS
----------------------
        No. of                                                                                    % of Net Asset
       Contracts       Description                                                   Value             Value
       ---------       -----------                                              --------------    --------------
          158        Agricultural ........................................      $       24,302         0.13 %
          144        Currency ............................................              96,306         0.52 %
          393        Energy ..............................................             125,904         0.67 %
          500        Interest rate .......................................             400,805         2.15 %
           80        Metal ...............................................          (1,531,734)       (8.22)%
            4        Stock index .........................................                (836)       (0.00)%
                                                                                --------------      ---------

                     TOTAL LONG FUTURES CONTRACTS ........................      $     (885,253)       (4.75)%
                                                                                --------------      ---------

SHORT FUTURES CONTRACTS
-----------------------


        No. of                                                                                    % of Net Asset
       Contracts       Description                                                   Value             Value
       ---------       -----------                                              --------------    --------------
           41        Agricultural ........................................      $       13,944         0.07 %
           47        Currency ............................................               3,992         0.02 %
            8        Interest rate .......................................              (4,547)       (0.02)%
          142        Metal ...............................................           1,639,569         8.80 %
          122        Stock index .........................................             116,107         0.62 %
                                                                                --------------      ---------

                     TOTAL SHORT FUTURES CONTRACTS                              $    1,769,065         9.49 %
                                                                                --------------       --------

                     TOTAL FUTURES CONTRACTS                                    $      883,812         4.74 %
                                                                                ==============       ========

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                                                  % of Net Asset
                       Description                                                   Value             Value
                       -----------                                              --------------    --------------
                     Long forward currency contracts .....................      $      (16,232)       (0.09)%
                     Short forward currency contracts ....................              (4,235)       (0.02)%
                                                                                --------------      ---------

                     TOTAL FORWARD CURRENCY CONTRACTS ....................      $      (20,467)       (0.11)%
                                                                                ==============      =========

                                                 KENMAR GLOBAL TRUST
                                               STATEMENTS OF OPERATIONS
                              For the Three Months Ended September 30, 2002 and 2001 and
                                For the Nine Months Ended September 30, 2002 and 2001
                                                     (Unaudited)

                                                   --------------
                                                               Three Months                     Nine Months
                                                                   Ended                           Ended
                                                               September 30,                   September 30,
                                                      ------------------------------  ------------------------------
                                                           2002            2001            2002            2001
                                                      --------------  --------------  --------------  --------------
INCOME
   Trading gains (losses)
       Realized....................................    $   3,990,687   $     629,728   $   4,497,988   $   1,927,527
       Change in unrealized........................         (325,462)        580,323         417,024         (93,636)
                                                       -------------   -------------   -------------   --------------

           Gain from trading.......................        3,665,225       1,210,051       4,915,012       1,833,891

   Interest income ................................           41,048         114,822         137,118         461,618
                                                      --------------  --------------  --------------  --------------

           Total income............................        3,706,273       1,324,873       5,052,130       2,295,509
                                                      --------------  --------------  --------------  --------------

EXPENSES
   Brokerage commissions...........................           57,779          73,347         147,990         178,905
   Managing Owner brokerage commissions............          418,314         365,361       1,180,512       1,174,531
   Advisor profit shares...........................          639,798         192,389         874,393         429,025
   Operating expenses..............................           65,980          22,942         148,345          70,520
                                                      --------------  --------------  --------------  --------------

           Total expenses..........................        1,181,871         654,039       2,351,240       1,852,981
                                                      --------------  --------------  --------------  --------------

           NET INCOME..............................    $   2,524,402   $     670,834   $   2,700,890   $     442,528
                                                      ==============  ==============  ==============  ==============

NET INCOME PER UNIT
   (based on weighted average number of
   units outstanding during the period) ...........    $      15.03    $       4.03    $      16.00    $       2.59
                                                      =============   =============   =============   =============

INCREASE IN NET ASSET
   VALUE PER UNIT .................................    $      14.84    $       4.04    $      15.72    $       2.48
                                                      =============   =============   =============   =============

                                                 KENMAR GLOBAL TRUST
                                              STATEMENTS OF CASH FLOWS
                                For the Nine Months Ended September 30, 2002 and 2001
                                                     (Unaudited)

                                                   --------------

                                                                                           Nine Months
                                                                                              Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income............................................................      $     2,700,890      $       442,528
     Adjustments to reconcile net income to net cash from operating activities:
         Net change in unrealized........................................             (417,024)              93,636
         Increase in accounts payable and accrued expenses...............              638,189               62,890
                                                                               ---------------      ---------------

              Net cash from operating activities.........................            2,922,055              599,054
                                                                               ---------------      ---------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units.....................................................            1,578,500            1,568,128
   Offering costs paid...................................................              (26,630)             (41,999)
   Redemption of units...................................................           (1,712,800)          (3,242,270)
                                                                               ---------------      ---------------

              Net cash (for) financing activities........................             (160,930)          (1,716,141)
                                                                               ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                 2,761,125           (1,117,087)

CASH AND CASH EQUIVALENTS
   Beginning of period...................................................           15,944,240           17,310,940
                                                                               ---------------      ---------------

   End of period.........................................................      $    18,705,365      $    16,193,853
                                                                               ===============      ===============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts.......................................      $     9,964,167      $    11,985,921
   Cash and cash equivalents.............................................            8,741,198            4,207,932
                                                                               ---------------      ---------------

              Total end of period cash and cash equivalents..............      $    18,705,365      $    16,193,853
                                                                               ===============      ===============

                                                    KENMAR GLOBAL TRUST
                              STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                                   For the Nine Months Ended September 30, 2002 and 2001
                                                        (Unaudited)

                                                      --------------

                                                                                        Unitholders' Capital
                                                            Total           ----------------------------------------------
                                                          Number of          Managing          Other
                                                            Units             Owner         Unitholders           Total
                                                         ------------        ---------     --------------      -----------
Nine Months Ended September 30, 2002
------------------------------------
Balances at
   December 31, 2001..............................       167,134.9545         $196,966        $15,928,413      $16,125,379

Net income for the nine months ended September 30,
   2002...........................................                              32,406          2,668,484        2,700,890

Additions.........................................        16,499.4959                0          1,578,500        1,578,500

Redemptions.......................................       (17,585.9198)               0         (1,747,924)      (1,747,924)

Offering costs....................................                                (321)           (26,309)         (26,630)
                                                         ------------         --------        -----------      -----------

Balances at
   September 30, 2002.............................       166,048.5306         $229,051        $18,401,164      $18,630,215
                                                         ============         ========        ===========      ===========


Nine Months Ended September 30, 2001
------------------------------------
Balances at
   December 31, 2000..............................       182,793.6866         $195,013        $17,537,051      $17,732,064

Net income for the nine months ended September 30,
   2001...........................................                               5,595            436,933          442,528

Additions.........................................        16,254.5941            3,000          1,565,128        1,568,128

Redemptions.......................................       (31,844.8250)               0         (3,066,109)      (3,066,109)

Offering costs....................................                                (505)           (41,494)         (41,999)
                                                         ------------         --------        -----------      -----------

Balances at
   September 30, 2001.............................       167,203.4557         $203,103        $16,431,509      $16,634,612
                                                         ============         ========        ===========      ===========


                                                        Net Asset Value Per Unit
                           -------------------------------------------------------------------------------------
                           September 30,             December 31,           September 30,           December 31,
                               2002                      2001                    2001                   2000
                           -------------             ------------           -------------           ------------
                             $112.20                    $96.48                  $99.49                 $97.01
                             =======                    ======                  ======                 ======

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                ----------------

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

        C.   Method of Reporting

             The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

        D.   Cash and Cash Equivalents

             Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

        E.   Income Taxes

             The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the Unitholders their allocable shares of the Fund's income, expenses and trading gains or losses.

        F.   Offering Costs

             Certain offering costs are borne by the Fund and are charged directly to unitholders' capital as incurred.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                ----------------

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

        The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2002 and 2001.

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

        The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive monthly redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,683 and $8,373 during the nine months ended September 30, 2002 and 2001, respectively.

Note. 6 TRADING ACTIVITIES AND RELATED RISKS

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

                                ----------------

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 2002, including the September 30, 2002 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                ----------------

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the entire three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                        Three months ended           Nine months ended
                                                                           September 30,                September 30
                                                                     -------------------------   -------------------------
                                                                        2002          2001           2002          2001
                                                                      ---------     ---------     ---------      ---------
                                                                     (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                      ---------     ---------     ---------      ---------

        PER UNIT PERFORMANCE
        (for a unit outstanding throughout the entire period)
         ---------------------------------------------------
        Net asset value per unit at beginning of period..........    $  97.36      $  95.45      $  96.48       $  97.01
                                                                     --------      --------      --------       --------

        Income from operations:
               Net investment (loss) (1), (3)....................       (6.45)        (2.80)       (16.32)         (7.11)

               Net realized and change in unrealized gain from
                 trading (2), (3)................................       21.45          6.84         32.20           9.84
                                                                    ---------     ---------     ---------      ---------

                          Total income from operations...........       15.00          4.04         15.88           2.73
                                                                    ---------     ---------     ---------      ---------

        Offering costs (3).......................................       (0.16)         0.00         (0.16)         (0.25)
                                                                    ---------     ---------     ---------      ---------

        Net asset value per unit at end of period................   $  112.20      $  99.49     $  112.20       $  99.49
                                                                    =========      ========     =========       ========

        TOTAL RETURN (5).........................................       15.24 %        4.23 %       16.29 %         2.56 %
                                                                        =====        ======        ======        =======

        SUPPLEMENTAL DATA
        Ratios to average net asset value:
               Expenses prior to advisor profit shares (4), (6)..      (11.19)%       (9.64)%      (11.00)%       (10.11)%

               Advisor profit shares (6).........................      (14.78)%       (4.77)%       (7.24)%        (3.48)%
                                                                       -------      -------       -------        -------

                          Total expenses (1), (6)................      (25.97)%      (14.41)%      (18.24)%       (13.59)%
                                                                       ======        ======        ======         ======

               Net investment (loss) (4), (6)....................      (10.24)%       (6.78)%       (9.87)%        (6.36)%
                                                                       ======       =======       =======        =======

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

As of September 30, 2002, the Net Asset Value of the Fund was $18,630,215, an increase of approximately 12.33% from its Net Asset Value of $16,585,233 at June 30, 2002. The Fund's subscriptions and redemptions for the quarter ended September 30, 2002, totaled $472,400 and $925,189, respectively. For the quarter ended September 30, 2002, the Fund had revenue comprised of $3,990,687 in realized trading gains, $(325,462) in change in unrealized trading losses and $41,048 in interest income compared to revenue comprised of $629,728 in realized trading gains, $580,323 in change in unrealized trading gains and $114,822 in interest income for the same period in 2001. Total income for the third quarter of 2002 increased by $2,381,400 from the same period for 2001, while total expenses increased by $527,832 between these periods. The Net Asset Value per Unit at September 30, 2002 increased 15.24% from $97.36 at June 30, 2002, to $112.20 at September 30, 2002. The Fund's positive performance for the quarter ended September 30, 2002, resulted primarily from global interest rates, global stock indices, energies and grains.

The Net Asset Value of the Fund increased $2,504,836, or 15.53%, from December 31, 2001 through September 30, 2002. The Fund's subscriptions and redemptions for the nine months ended September 30, 2002, totaled $1,578,500 and $1,747,924, respectively. For the nine months ended September 30, 2002, the Fund had revenue comprised of $4,497,988 in realized trading gains, $417,024 in change in unrealized trading gains and $137,118 in interest income compared to revenue comprised of $1,927,527 in realized trading gains, $(93,636) in change in unrealized trading losses and $461,618 in interest income for the same period in 2001. The total income for the first nine months of 2002 increased by $2,756,621 from the same period in 2001, while total expenses increased by $498,259 between these periods. The Net Asset Value per Unit at September 30, 2002 increased 16.29% from $96.48 at December 31, 2001, to $112.20 at September 30, 2002. The
Fund's positive performance for the nine months ended September 30, 2002 resulted primarily from global interest rates, European and US stock indices, currencies, energies and grains.

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

ITEM 4. CONTROLS AND PROCEDURES

Kenmar Advisory Corp., the Managing Owner of the Fund, with the participation of the Managing Owner's Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Fund or in other factors applicable to the Fund that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the third quarter of 2002, 4,282.1192 Units were sold for a total of $472,400.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2002.

                     KENMAR GLOBAL TRUST
                     By: Kenmar Advisory Corp., managing owner



                     By: /s/ KENNETH A. SHEWER
                         -------------------------------------------------------
                            Kenneth A. Shewer
                            Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of November, 2002.

                     KENMAR GLOBAL TRUST
                     By: Kenmar Advisory Corp., managing owner



                     By: /s/ KENNETH A. SHEWER
                         -------------------------------------------------------
                            Kenneth A. Shewer
                            Chairman and Director



                     By: /s/ GARY J. YANNAZZO
                         -------------------------------------------------------
                            Gary J. Yannazzo
                            Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Kenneth A. Shewer, Chief Executive Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kenmar Global Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officers and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of Fund's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


                                           By: /s/ KENNETH A. SHEWER
                                               -------------------------------
                                                  Kenneth A. Shewer
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Gary J. Yannazzo, Senior Vice President and Chief Financial Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kenmar Global Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officers and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of Fund's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


                       By: /s/ GARY J. YANNAZZO
                           -------------------------------
                              Gary J. Yannazzo
                              Senior Vice President and Chief Financial Officer

EXHIBIT INDEX


Exhibit Number               Description of Document                 Page Number
--------------               -----------------------                 -----------
     99.04          Certification by Chief Executive Officer             E-2

     99.05         Certification by Senior Vice President and            E-3
                             Chief Financial Officer