Form 10-K
period 2002-12-31
KENMAR GLOBAL TRUST
filed 2003-03-31
CIK 1019561

March 31, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Kenmar Global Trust
          Commission File #333-8869

Dear Sirs:

This filing contains Form 10-K for the year ended December 31, 2002.

                               Very truly yours,

                               Kenneth A. Shewer
                               Chairman and Director
                               (Principal Executive Officer)
                               Kenmar Advisory Corp., Managing Owner
                               Kenmar Global Trust



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-K

                               ---------------

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 2002
                       Commission File number:  333-8869

                                 --------------

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
                                  P.O. Box 5150
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

                         Units of Beneficial Interest
                         ----------------------------
                               (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ]  No [X]

None of the voting securities of the registrant are held by Non-Affiliates of the registrant.


                              TABLE OF CONTENTS
                              -----------------

                                                                     Page
                                                                     ----

                                    PART I
                                    ------

ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  CONTROLS AND PROCEDURES


                                    PART IV
                                    -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS



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

The Fund itself does not have any employees. Rather, Kenmar employs 35 persons (as of December 31, 2002) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

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

The process of selecting Advisors is an ongoing one -- Kenmar continuously analyzes qualitatively and quantitatively the performance and trading characteristics of the current and prospective Advisors in an effort to determine which Advisors are best suited to Kenmar's perception of the current market environment. Based upon such continuing analysis, Kenmar will reallocate assets among the Advisors or change the portfolio of Advisors when Kenmar's perception of the trading environment or an Advisor's individual performance indicates to Kenmar that such change or changes are appropriate.

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

Advisor Summaries

Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2002.

Graham Capital Management, L.P.

Graham Capital Management, L.P. ("GCM") was organized as a Delaware limited partnership in May 1994. The general partner of GCM is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the President and sole shareholder. The limited partner of GCM is KGT Investment Partners, L.P., a Delaware limited partnership of which KGT, Inc. is also a general partner and in which Mr. Tropin is the principal investor. (KGT, Inc. and KGT Investment Partners, L.P. are not affiliated with Kenmar, the Fund or any other company affiliated or related to Kenmar or the Fund). GCM became registered as a commodity pool operator and commodity trading advisor under the CEAct and a member of the NFA on July 27, 1994.

The programs used by GCM on behalf of the Fund are the K4 Program at Standard Leverage ("Standard Leverage") and the K4 Program at 150% Leverage ("150% Leverage"). The Fund invests in either the Standard Leverage program or the 150% Leverage program, but not in both programs simultaneously.

GCM is an investment manager that actively trades worldwide on a 24-hour basis in the equity, fixed income, currency and commodity markets utilizing securities, futures, forwards and other financial instruments. GCM offers clients systematic and discretionary global macro trading programs and a long-short equity program. The investment objective of each GCM trading strategy is to provide clients with significant potential for capital appreciation in both rising and falling markets during expanding and recessionary economic cycles.

Grinham Managed Funds Pty Ltd.

Grinham Managed Funds Pty Ltd. is an Australian commodity trading advisor, regulated as such with the CFTC and a member of NFA, utilizing an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The Grinham Managed Funds Pty Ltd. system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. Grinham Managed Funds Pty Ltd. trades 45 markets across 7 countries, incorporating most of the major stock indices, interest rates, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than 0.1% of the assets under management.

Transtrend B.V.

Transtrend B.V. ("Transtrend") is a Dutch limited liability company formed in November 1991 to provide commodity trading advisory services to selected clients. It has been registered as a commodity trading advisor and commodity pool operator under the CEAct since September 23, 1994, and is a member of the NFA in such capacities. Transtrend is also licensed as a portfolio manager, and is subject to regulation by the Autoriteit Financiele Markten, the securities board of The Netherlands ("AFM"). Registration under the CEAct, membership in the NFA and the AFM license in no way imply that the CFTC, the NFA or the AFM have endorsed Transtrend's qualifications to provide the commodity trading advisory services described in this document.

In its Diversified Trend Program, traded on behalf of the Fund, Transtrend applies a combination of well researched trading systems. Each trading system has a demonstrated profit expectancy over the course of time. In particular, the trading systems attempt to exploit non-random price behaviors based on quantitative analysis of (typical) price patterns. The trading systems are consistent, systematic and applied with skill and discipline.

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

Use of Proceeds

The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related markets, through allocating such proceeds to the Advisors.

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

Although the percentages set forth below may vary substantially over time, Kenmar estimates that as of December 31, 2002:

(i) up to approximately 58% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules; and

(ii) approximately 42% of the Net Asset Value of the Fund is maintained in bank deposits.

Fund assets maintained in bank deposits are currently maintained with Brown Brothers Harriman & Co. in New York, New York and Georgetown, Grand Cayman Island.

In addition, assets of the Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Fund and may be held in U.S. Treasury bills (or other securities approved by the CFTC for investment of customer funds).

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

                               "Breakeven Table"

-------------------------------------------------------------------------------
                                  Percentage Return    Dollar Return Required
              Expenses (1)          Required First         ($5,000 Initial
           Which must Be Offset     Twelve Months     Investment) First Twelve
             To "Break Even"        of Investment       Months of Investment
-------------------------------------------------------------------------------
Brokerage Commissions(2)               11.00 %                $ 550.00
-------------------------------------------------------------------------------
Administrative Expenses(3)              1.00 %                $  50.00
-------------------------------------------------------------------------------
Miscellaneous Execution Costs(4)        0.25 %                $  12.50
-------------------------------------------------------------------------------
Advisors' Profit Shares(5)              2.00 %                $ 100.00
-------------------------------------------------------------------------------
Kenmar Incentive Fee(6)                 0.15 %                $   7.50
-------------------------------------------------------------------------------
Redemption Charge(7)                    3.10 %                $ 155.00
-------------------------------------------------------------------------------
Interest Income(8)                     (1.75)%                $ (87.50)
-------------------------------------------------------------------------------
Return on $5,000 initial investment     15.75 %               $ 787.50
required for "break even" if Units
are redeemed on or before the 12th
month-end following sale.
-------------------------------------------------------------------------------
Return on $5,000 initial investment     14.69 %               $ 734.50
required for "break even" if Units
are redeemed on the 13th month-end
through the 18th month-end following
sale.
-------------------------------------------------------------------------------
Return on $5,000 initial investment     12.65 %               $ 632.50
required for "break even" if Units
are redeemed after the 18th month-end
following sale.
-------------------------------------------------------------------------------

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

Advisors          Profit Shares           Paid by the Fund on a quarterly basis
                                          (although accrued against Net Asset
                                          Value per Unit monthly).  Each
                                          Advisor's Profit Share is determined
                                          based on 20% of any New Trading
                                          Profit (as defined) generated by such
                                          Advisor.  New Trading Profit in
                                          respect of each Advisor's account is
                                          calculated after reduction for
                                          brokerage commissions at an annual
                                          rate of 2.5%--5.0%, rather than at an
                                          11% annual rate, and execution costs
                                          actually incurred (other than floor
                                          brokerage, exchange, clearing and NFA
                                          fees).  New Trading Profit is not
                                          reduced by any Incentive Fee,
                                          administrative expenses or
                                          organizational and initial offering
                                          costs (or extraordinary expenses).
                                          The Profit Shares are payable
                                          separately to each Advisor based on
                                          its individual performance, not
                                          overall profits of the Fund.  Units
                                          may be subject to reduction for
                                          Profit Shares attributable to a
                                          particular Advisor even though the
                                          Net Asset Value per Unit has declined
                                          from the purchase price of such
                                          Units.

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

Third Parties     Operating, Selling      Paid as incurred; not anticipated
                  and Administrative      to exceed 1.0% of the Fund's average
                  costs                   beginning of month Net Assets per
                                          year.

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


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Related Stockholder Matters

     (a) Market Information:

(1)(i) There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

     (b) Holders:

(1) As of December 31, 2002, there were 604 holders of Units, including Kenmar and the Advisors. As of December 31, 2002, Marc S. Goodman owned
52.8321 Units in his individual retirement account, Kenneth A. Shewer owned
50.2517 Units in his individual retirement account and Kenmar owned 2,041.4999 Units.

     (c) Dividends:

(1) The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans:

(1)      Not applicable.

Reg. S-K Item 701(f)

During the fourth quarter of 2002, 14,747.778 Units were sold for a total of $1,584,914.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements.

                                                                Year ended
                                                                 12/31/02
                                                                 --------

Operations Data
Realized Gains (Losses)                                        $  4,672,380
Change in Unrealized                                                631,477
Interest Income                                                     170,849
Brokerage Commissions                                               184,293
Managing Owner Brokerage Commissions                              1,647,208
Managing Owner Incentive Fee                                              0
Advisor Profit Shares                                               934,498
Operating Expenses                                                  139,531
Net Income (Loss)                                                 2,569,176
Net Income (Loss) Per Unit                                            15.20
  (Based on Weighted Average Number of
  Units Outstanding)
Increase (Decrease) in Net Asset                                      14.29
  Value per Unit


                                                                 12/31/02
                                                                 --------
Financial Position Data:

Managing Owner's Capital                                       $    226,137
Other Unitholders' Capital                                       19,168,078
Total Capital                                                    19,394,215
Net Asset Value Per Unit                                             110.77


                                                                Year ended
                                                                 12/31/01
                                                                 --------

Operations Data
Realized Gains (Losses)                                        $  2,479,061
Change in Unrealized                                               (584,140)
Interest Income                                                     517,609
Brokerage Commissions                                               239,616
Managing Owner Brokerage Commissions                              1,566,968
Managing Owner Incentive Fee                                              0
Advisor Profit Shares                                               465,428
Operating Expenses                                                   99,383
Net Income (Loss)                                                    41,135
Net Income (Loss) Per Unit                                             0.24
  (Based on Weighted Average Number of
  Units Outstanding)
Increase (Decrease) in Net Asset                                      (0.53)
  Value per Unit


                                                                 12/31/01
                                                                 --------
Financial Position Data:

Managing Owner's Capital                                       $    196,966
Other Unitholders' Capital                                       15,928,413
Total Capital                                                    16,125,379
Net Asset Value Per Unit                                              96.48


                                                                Year ended
                                                                 12/31/00
                                                                 --------

Operations Data
Realized Gains (Losses)                                        $    (14,413)
Change in Unrealized                                                960,207
Interest Income                                                   1,129,270
Brokerage Commissions                                               312,560
Managing Owner Brokerage Commissions                              1,911,158
Managing Owner Incentive Fee                                              0
Advisor Profit Shares                                               198,721
Operating Expenses                                                  132,875
Net Income (Loss)                                                  (480,250)
Net Income (Loss) Per Unit                                            (2.29)
  (Based on Weighted Average Number of
  Units Outstanding)
Increase (Decrease) in Net Asset                                      (2.57)
  Value per Unit


                                                                 12/31/00
                                                                 --------
Financial Position Data:

Managing Owner's Capital                                       $    195,013
Other Unitholders' Capital                                       17,537,051
Total Capital                                                    17,732,064
Net Asset Value Per Unit                                              97.01


                                                                Year ended
                                                                 12/31/99
                                                                 --------

Operations Data
Realized Gains (Losses)                                        $    130,990
Change in Unrealized                                             (1,149,702)
Interest Income                                                   1,082,050
Brokerage Commissions                                               274,883
Managing Owner Brokerage Commissions                              2,616,529
Managing Owner Incentive Fee                                              0
Advisor Profit Shares                                               109,313
Operating Expenses                                                  236,610
Net Income (Loss)                                                (3,173,997)
Net Income (Loss) Per Unit                                           (12.65)
  (Based on Weighted Average Number of
  Units Outstanding)
Increase (Decrease) in Net Asset                                     (13.61)
  Value per Unit


                                                                 12/31/99
                                                                 --------
Financial Position Data:

Managing Owner's Capital                                       $    280,146
Other Unitholders' Capital                                       22,497,207
Total Capital                                                    22,777,353
Net Asset Value Per Unit                                              99.58


                                                                Year ended
                                                                 12/31/98
                                                                 --------

Operations Data
Realized Gains (Losses)                                        $  4,443,190
Change in Unrealized                                                381,635
Interest Income                                                     750,290
Brokerage Commissions                                               147,779
Managing Owner Brokerage Commissions                              1,652,458
Managing Owner Incentive Fee                                         43,400
Advisor Profit Shares                                               984,809
Operating Expenses                                                  134,568
Net Income (Loss)                                                 2,612,101
Net Income (Loss) Per Unit                                            16.96
  (Based on Weighted Average Number of
  Units Outstanding)
Increase (Decrease) in Net Asset                                      13.09
  Value per Unit


                                                                 12/31/98
                                                                 --------
Financial Position Data:

Managing Owner's Capital                                       $    263,850
Other Unitholders' Capital                                       25,099,248
Total Capital                                                    25,363,098
Net Asset Value Per Unit                                             113.19


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

The following paragraph presents a summary of the Fund's operations for the calendar year 2002. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 2002, the Net Asset Value of the Fund was $19,394,215, an increase of approximately 20.27% from its Net Asset Value of $16,125,379 at December 31, 2001. The Fund's subscriptions and redemptions for the year ended December 31, 2002, totaled $3,163,416 and $2,354,126, respectively. For the year ended December 31, 2002, the Fund had revenues comprised of $4,672,380 in realized trading gains, $631,477 in unrealized trading gains and $170,849 of interest income. Total expenses for the year ended December 31, 2002 were $2,905,530. The Net Income for the year ended December 31, 2002 was $2,569,176. The Net Asset Value per Unit increased 14.81% from $96.48 at December 31, 2001, to $110.77 at December 31, 2002. The Fund's positive performance for the year ended December 31, 2002 resulted primarily from global interest rates, currencies and global stock indices.

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

With respect to the Fund's trading, in general, the Fund's Advisors will trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

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

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001:

                         1st Quarter   2nd Quarter.  3rd Quarter   4th Quarter
                             2002         2002           2002          2002
                         -----------   -----------   -----------   -----------

Gain (Loss) from
  Trading                $  (487,029)  $ 1,736,816   $ 3,665,225   $   388,845
Total Income (Loss)         (435,676)    1,781,533     3,706,273       422,576
Net Income (Loss)           (888,460)    1,064,948     2,524,402      (131,714)

Net Income (Loss)
  per Unit                     (5.27)         6.28         15.03         (0.78)
Increase (Decrease)
  in Net Asset Value
  per Unit                     (5.32)         6.20         14.84         (1.43)

Net Asset Value per
  Unit at end of
  period                       91.16         97.36        112.20        110.77


                         1st Quarter   2nd Quarter.  3rd Quarter   4th Quarter
                             2001         2001           2001          2001
                         -----------   -----------   -----------   -----------

Gain (Loss) from
  Trading                $   691,373   $   (67,533)  $ 1,210,051   $    61,030
Total Income (Loss)          897,115        73,521     1,324,873       117,021
Net Income (Loss)            196,964      (425,270)      670,834      (401,393)

Net Income (Loss)
  per Unit                      1.10         (2.55)         4.03         (2.43)
Increase (Decrease)
  in Net Asset Value
  per Unit                      1.22         (2.78)         4.04         (3.01)

Net Asset Value per
  Unit at end of
  period                       98.23         95.45         99.49         96.48


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

Mr. Jeffrey Wilson (born 1965), Financial Controller, joined Kenmar in January 2001. From June 2000 to December 2000, Mr. Wilson was a group controller for Whitney & Company. From 1995 to May 2000, Mr. Wilson was a group controller at UBS Warburg. Mr. Wilson received a B.B.A. degree in accounting from the University of San Diego in 1988. He received his CPA certification in 1991.

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

     (c) Identification of Certain Significant Employees:

              None.

     (d) Family Relationships:

              Mrs. Esther Eckerling Goodman is married to Mr. Marc S. Goodman.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Reg. S-K Item 201(d)

         Securities Authorized for Issuance Under Equity Compensation Plans.

              Not applicable.

      Reg. S-K Item 403

     (a) Security Ownership of Certain Beneficial Owners and Management:

As of December 31, 2002, no person or "group" is known to the registrant to be the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:

As of December 31, 2002, the following officers of Kenmar beneficially owned the following number of Units:

          Name of Beneficial        Number of Units         Percentage of
          ------------------        ----------------        -------------
               Owner                     Owned                  Class
               -----                     -----                  -----

          Marc S. Goodman               52.8321             Less than 1%
          Kenneth A. Shewer             50.2517             Less than 1%

As of December 31, 2002, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

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

     (d) Transactions with Promoters:

Not Applicable.


ITEM 14.  CONTROLS AND PROCEDURES

Kenmar Advisory Corp., the Managing Owner of the Fund, with the participation of the Managing Owner's Chief Executive Officer, President and Director, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Fund or in other factors applicable to the Fund that could significantly affect these controls subsequent to the date of their evaluation.


                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

  1.  Independent Auditor's Report. . . . . . . . . . . . . . . . . . .F-1

      Statements of Financial Condition
        as of December 31, 2002 and 2001 (Audited). . . . . . . . . . .F-2

      Condensed Schedule of Investments
        as of December 31, 2002 (Audited) . . . . . . . . . . . . . . .F-3

      Statements of Operations For the Years Ended
        December 31, 2002, 2001 and 2000 (Audited). . . . . . . . . . .F-4

      Statements of Cash Flows For the Years Ended
        December 31, 2002, 2001 and 2000 (Audited). . . . . . . . . . .F-5

      Statements of Changes in Unitholders' Capital
        (Net Asset Value) For the Years Ended
        December 31, 2002, 2001 and 2000 (Audited). . . . . . . . . . .F-6

      Notes to Financial Statements (Audited) . . . . . . . . . F-7 - F-11

  2.  Exhibits:

      Exhibit Number    Description of Document

           3.1          Certificate of Formation of the Registrant.
                        (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           3.2 Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           3.3 Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           10.1 Form of Advisory Agreement. (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           10.2 Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           10.3 Form of Escrow Agreement. (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           10.4         Subscription Agreement and Power of Attorney.
                        (Incorporated by reference to the Fund's Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

           23.2         Consent of Arthur F. Bell, Jr. & Associates, L.L.C.
                        (Included herein at page F-1).

           99.1 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

           99.2 Certification of Gary J. Yannazzo, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      The Fund did not file any reports on Form 8-K during the fourth quarter of 2002.



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                                  KENMAR GLOBAL TRUST

                                  By: Kenmar Advisory Corp., managing owner

                                  By: /s/ KENNETH A SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2003.

                                  KENMAR GLOBAL TRUST

                                  By: Kenmar Advisory Corp., managing owner

                                  By: /s/ KENNETH A SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman and Director
                                      (Principal Executive Officer)


                                  By: /s/ MARC S. GOODMAN
                                      -------------------------------------
                                      Marc S. Goodman
                                      President and Director


                                  By: /s/ GARY J. YANNAZZO
                                      -------------------------------------
                                      Gary J. Yannazzo
                                      Senior Vice President and Chief
                                        Financial Officer
                                      (Principal Financial and Accounting
                                      Officer for the Fund)



                                 CERTIFICATION


I, Kenneth A. Shewer, Chief Executive Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust, do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Kenmar Global Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) of Exchange Act Rule 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003

                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer



                                 CERTIFICATION


I, Marc S. Goodman, President and Director of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust, do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Kenmar Global Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) of Exchange Act Rule 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003

                                  By: /s/ MARC S. GOODMAN
                                      -------------------------------------
                                      Marc S. Goodman
                                      President and Director



                                 CERTIFICATION


I, Gary J. Yannazzo, Senior Vice President and Chief Financial Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust, do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Kenmar Global Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) of Exchange Act Rule 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003

                                  By: /s/ GARY J. YANNAZZO
                                      -------------------------------------
                                      Gary J. Yannazzo
                                      Senior Vice President and
                                        Chief Financial Officer



                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
                          Certified Public Accountants
                                (410) 771-0001
                              FAX (410) 785-9784
Member:
American Institute of Certified Public Accountants
  SEC Practice Section                                                Suite 200
Maryland Association of Certified                      201 International Circle
Public Accountants                                  Hunt Valley, Maryland 21030


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Unitholders
Kenmar Global Trust


We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 2002 and 2001, and the results of its operations, cash flows and changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
February 8, 2003


                                KENMAR GLOBAL TRUST
                         STATEMENTS OF FINANCIAL CONDITION
                            December 31, 2002 and 2001
                                   ------------



                                                       2002          2001
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $10,076,868   $10,297,595
    Unrealized gain on open contracts                1,074,472       442,946
                                                   -----------   -----------

      Deposits with broker                          11,151,340    10,740,541

    Cash and cash equivalents                        8,569,208     5,646,645
    Unrealized gain on open forward contracts            3,326         3,375
                                                   -----------   -----------

      Total assets                                 $19,723,874   $16,390,561
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    37,706   $    23,683
  Commissions and other trading fees
    on open contracts                                      800        13,128
  Managing Owner brokerage commissions                 142,204       113,273
  Advisor profit shares                                 60,105        36,403
  Redemptions payable                                   85,655        78,695
  Redemption charges payable to
    Managing Owner                                       3,189             0
                                                   -----------   -----------

      Total liabilities                                329,659       265,182
                                                   -----------   -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
  Managing Owner - 2,041.4999 units
    outstanding at December 31, 2002
    and 2001                                           226,137       196,966
  Other Unitholders - 173,044.1212 and
    165,093.4546 units outstanding at
    December 31, 2002 and 2001                      19,168,078    15,928,413
                                                   -----------   -----------

      Total unitholders' capital
        (Net Asset Value)                           19,394,215    16,125,379
                                                   -----------   -----------

                                                   $19,723,874   $16,390,561
                                                   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                         CONDENSED SCHEDULE OF INVESTMENTS
                                 December 31, 2002
                                   ------------



LONG FUTURES CONTRACTS
----------------------

    No. of                                                        % of Net
  Contracts  Description                                 Value   Asset Value
  ---------  -----------                                 -----   -----------

      77     Agricultural                             $   20,826     0.11 %
     252     Currency                                    475,180     2.45 %
     250     Energy                                      (21,726)   (0.11)%
     680     Interest rate                               442,573     2.28 %
     120     Metals                                        5,203     0.03 %
       4     Stock index                                   4,055     0.02 %
      38     Other                                         1,006     0.00 %
                                                      ----------    -------

             Total long futures contracts             $  927,117     4.78 %
                                                      ----------    -------


SHORT FUTURES CONTRACTS
-----------------------

    No. of                                                        % of Net
  Contracts  Description                                 Value   Asset Value
  ---------  -----------                                 -----   -----------

     155     Agricultural                             $   33,743     0.17 %
      48     Currency                                     68,346     0.35 %
      50     Interest rate                               (11,809)   (0.06)%
     116     Metals                                      (39,883)   (0.20)%
     163     Stock index                                  96,958     0.50 %
                                                      ----------    -------

             Total short futures contracts            $  147,355     0.76 %
                                                      ----------    -------

             Total futures contracts                  $1,074,472     5.54 %
                                                      ==========    =======


FORWARD CURRENCY CONTRACTS
--------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Short forward currency contracts         $    3,326     0.02 %
                                                      ==========    =======


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2002, 2001 and 2000
                                   ------------



                                         2002          2001          2000
                                         ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                         $ 4,672,380   $ 2,479,061   $   (14,413)
    Change in unrealized                 631,477      (584,140)      960,207
                                     -----------   -----------   -----------

      Gain from trading                5,303,857     1,894,921       945,794

  Interest income                        170,849       517,609     1,129,270
                                     -----------   -----------   -----------

      Total income                     5,474,706     2,412,530     2,075,064
                                     -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  184,293       239,616       312,560
  Managing Owner brokerage
    commissions                        1,647,208     1,566,968     1,911,158
  Advisor profit shares                  934,498       465,428       198,721
  Operating expenses                     139,531        99,383       132,875
                                     -----------   -----------   -----------

      Total expenses                   2,905,530     2,371,395     2,555,314
                                     -----------   -----------   -----------

      NET INCOME (LOSS)              $ 2,569,176   $    41,135   $  (480,250)
                                     ===========   ===========   ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average
  number of units outstanding
  during the year)                   $     15.20   $      0.24   $     (2.29)
                                     ===========   ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER  UNIT                    $     14.29   $     (0.53)  $     (2.57)
                                     ===========   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2002, 2001 and 2000
                                   ------------



                                         2002          2001          2000
                                         ----          ----          ----
Cash flows from (for) operating
 activities
   Net income (loss)                 $ 2,569,176   $    41,135   $  (480,250)
     Adjustments to reconcile
      net income (loss) to net
      cash from (for) operating
      activities:
        Net change in unrealized        (631,477)      584,140      (960,207)
        Increase (decrease) in
         accounts payable and
         accrued expenses                 54,328      (100,111)       31,583
                                     -----------   -----------   -----------

           Net cash from (for)
            operating activities       1,992,027       525,164    (1,408,874)
                                     -----------   -----------   -----------

Cash flows from (for) financing
 activities
  Additions of units                   3,163,416     2,242,654     3,526,802
  Offering costs paid                   (109,630)     (124,454)     (202,400)
  Redemption of units                 (2,343,977)   (4,010,064)  (11,361,325)
                                     -----------   -----------   -----------

           Net cash from (for)
            financing activities         709,809    (1,891,864)   (8,036,923)
                                     -----------   -----------   -----------

Net increase (decrease) in cash
 and cash equivalents                  2,701,836    (1,366,700)   (9,445,797)

Cash and cash equivalents
  Beginning of year                   15,944,240    17,310,940    26,756,737
                                     -----------   -----------   -----------

  End of year                        $18,646,076   $15,944,240   $17,310,940
                                     ===========   ===========   ===========

End of year cash and cash
 equivalents consists of:
  Cash in broker trading accounts    $10,076,868   $10,297,595   $10,646,538
  Cash and cash equivalents            8,569,208     5,646,645     6,664,402
                                     -----------   -----------   -----------

           Total end of year cash
            and cash equivalents     $18,646,076   $15,944,240   $17,310,940
                                     ===========   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2002, 2001 and 2000
                                   ------------



                                               Unitholders' Capital
                            Total      -------------------------------------
                          Number of    Managing       Other
                            Units        Owner     Unitholders      Total
                        ------------   ---------   -----------   -----------

Balances at
  December 31, 1999     228,738.3088   $ 280,146   $22,497,207   $22,777,353

Net (loss) for
  the year ended
  December 31, 2000                       (9,719)     (470,531)     (480,250)

Additions                36,698.8104           0     3,526,802     3,526,802

Redemptions             (82,643.4326)    (73,085)   (7,816,356)   (7,889,441)

Offering costs                            (2,329)     (200,071)     (202,400)
                        ------------   ---------   -----------   -----------

Balances at
  December 31, 2000     182,793.6866     195,013    17,537,051    17,732,064

Net income for
  the year ended
  December 31, 2001                          480        40,655        41,135

Additions                23,090.2782       3,000     2,239,654     2,242,654

Redemptions             (38,749.0103)          0    (3,766,020)   (3,766,020)

Offering costs                            (1,527)     (122,927)     (124,454)
                        ------------   ---------   -----------   -----------

Balances at
  December 31, 2001     167,134.9545     196,966    15,928,413    16,125,379

Net income for
  the year ended
  December 31, 2002                       30,486     2,538,690     2,569,176

Additions                31,247.2738           0     3,163,416     3,163,416

Redemptions             (23,296.6072)          0    (2,354,126)   (2,354,126)

Offering costs                            (1,315)     (108,315)     (109,630)
                        ------------   ---------   -----------   -----------

Balances at
  December 31, 2002     175,085.6211   $ 226,137   $19,168,078   $19,394,215
                        ============   =========   ===========   ===========



                                   Net Asset Value Per Unit
                              -----------------------------------

                                         December 31,
                               2002          2001          2000
                               ----          ----          ----

                              $110.77       $ 96.48       $ 97.01
                              =======       =======       =======


                              See accompanying notes.

                                KENMAR GLOBAL TRUST
                           NOTES TO FINANCIAL STATEMENTS
                                   ------------



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

         C.  Method of Reporting

             The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

         D.  Cash and Cash Equivalents

             Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

         E.  Income Taxes

             The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the Unitholders their allocable shares of the Fund's income, expenses and trading gains or losses.


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

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

Note 2.  MANAGING OWNER
         --------------

         The Managing Owner of the Fund is Kenmar Advisory Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000.

         The Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund. For the years ended December 31, 2002, 2001 and 2000, brokerage commissions equated to an approximate round-turn equivalent rate of $64, $60 and $65, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 2002, 2001 and 2000.


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $4,872, $9,407 and $51,848 during 2002, 2001 and 2000, respectively.

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


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



Note 7.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.


                                                       2002          2001
                                                       ----          ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                         $   96.48     $   97.01
                                                     ---------     ---------

         Income from operations:
            Net investment (loss) (1), (3)              (15.09)        (9.54)
            Net realized and change in unrealized
              gain from trading (2), (3)                 30.03          9.75
                                                     ---------     ---------

                Total income from operations             14.94          0.21
                                                     ---------     ---------

         Offering costs (3)                              (0.65)        (0.74)
                                                     ---------     ---------

         Net asset value per unit at
           end of year                               $  110.77     $   96.48
                                                     =========     =========

         Total Return                                    14.81 %       (0.55)%
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (4)                                (10.73)%      (10.16)%
            Advisor profit shares                        (5.61)%       (2.84)%
                                                        -------       -------

                Total expenses (1)                      (16.34)%      (13.00)%
                                                        =======       =======

            Net investment (loss) (4)                    (9.71)%       (7.00)%
                                                        =======       =======


         Total returns are calculated based on the change in value of a unit during the year. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         ---------------
         (1) Excludes brokerage commissions and other trading fees paid directly to the brokers.
         (2) Includes brokerage commissions and other trading fees paid directly to the brokers.
         (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
         (4) Excludes brokerage commissions and other trading fees paid directly to the brokers and advisor profit shares.


                                 EXHIBIT INDEX


Exhibit Number          Description of Document                     Page Number

     99.1               Certification of Kenneth A. Shewer,             E-2
                        Chief Executive Officer, pursuant to
                        18 U.S.C. Section 1350, as enacted by
                        Section 906 of The Sarbanes-Oxley Act
                        of 2002
     99.2               Certification of Gary J. Yannazzo,              E-3
                        Senior Vice President and Chief
                        Financial Officer, pursuant to 18 U.S.C.
                        Section 1350, as enacted by Section 906
                        of The Sarbanes-Oxley Act of 2002



                                                                   Exhibit 99.1

          Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Kenneth A. Shewer, the Chief Executive Officer of Kenmar Advisory Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-K for the fiscal year ended December 31, 2002 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the fiscal year ended December 31, 2002 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      March 31, 2003



                                                                   Exhibit 99.2

          Certification of Gary J. Yannazzo, Senior Vice President and,
         Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Gary J. Yannazzo, the Senior Vice President and Chief Financial Officer of Kenmar Advisory Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-K for the fiscal year ended December 31, 2002 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the fiscal year ended December 31, 2002 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ GARY J. YANNAZZO
                                      -------------------------------------
                                      Gary J. Yannazzo
                                      Senior Vice President and
                                        Chief Financial Officer
                                      March 31, 2003