Form 10-Q
period 2003-03-31
KENMAR GLOBAL TRUST
filed 2003-05-14
CIK 1019561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2003
                        Commission File Number: 333-9898


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

  Yes  __X__     No _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes  _____     No __X__

                               KENMAR GLOBAL TRUST

                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.............................................    1

         Item 1.  Financial Statements.....................................    1

                  Statements of Financial Condition as of March 31, 2003
                  (Unaudited) and December 31, 2002 (Audited)..............    1

                  Condensed Schedule of Investments as of March 31, 2003
                  (Unaudited)..............................................    2

                  Statements of Operations For the Three Months Ended
                  March 31, 2003 and 2002 (Unaudited)......................    3

                  Statements of Cash Flows For the Three Months Ended
                  March 31, 2003 and 2002 (Unaudited)......................    4

                  Statements of Changes in Unitholders' Capital
                  (Net Asset Value) For the Three Months Ended
                  March 31, 2003 and 2002 (Unaudited)......................    5

                  Notes to Financial Statements (Unaudited)................  6-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 10-11

         Item 4.  Controls and Procedures..................................   11

PART II - OTHER INFORMATION................................................   11

         Item 2.  Changes in Securities....................................   11

         Item 6.  Exhibits and Reports on Form 8-K.........................   11


SIGNATURES.................................................................   12

CERTIFICATIONS............................................................ 13-14

EXHIBIT INDEX..............................................................  E-1

EXHIBIT 99.1 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The
Sarbanes-Oxley Act of 2002.................................................  E-2

EXHIBIT 99.2 Certification of Gary J. Yannazzo, Senior Vice President
and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002...................  E-3

                         PART I - FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                                 March 31,      December 31,
                                                                   2003            2002
                                                               ------------    ------------
ASSETS
     Equity in broker trading accounts
        Cash ...............................................   $ 11,868,389    $ 10,076,868
        Unrealized gain on open contracts ..................         79,818       1,074,472
                                                               ------------    ------------

              Deposits with brokers ........................     11,948,207      11,151,340

     Cash and cash equivalents .............................      9,324,934       8,569,208
     Unrealized gain (loss) on open forward contracts ......        (37,356)          3,326
     Contributions receivable ..............................         15,000               0
                                                               ------------    ------------

              Total assets .................................   $ 21,250,785    $ 19,723,874
                                                               ============    ============

LIABILITIES
     Accounts payable ......................................   $     30,153    $     37,706
     Commissions and other trading fees on open contracts ..          1,724             800
     Managing Owner brokerage commissions ..................        167,170         142,204
     Advisor profit shares .................................        196,750          60,105
     Redemptions payable ...................................        129,656          85,655
     Redemption charges payable to Managing Owner ..........              0           3,189
     Offering costs payable ................................        114,584               0
                                                               ------------    ------------

              Total liabilities ............................        640,037         329,659
                                                               ------------    ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
     Managing Owner - 2,041.4999 units outstanding
        at March 31, 2003 and December 31, 2002 ............        230,647         226,137
     Other Unitholders - 180,388.2692 and 173,044.1212 units
        outstanding at March 31, 2003 and December 31, 2002      20,380,101      19,168,078
                                                               ------------    ------------

              Total unitholders' capital
                 (Net Asset Value) .........................     20,610,748      19,394,215
                                                               ------------    ------------

                                                               $ 21,250,785    $ 19,723,874
                                                               ============    ============



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2003
                                   (Unaudited)


LONG FUTURES CONTRACTS

         No. of                                                       % of Net
       Contracts     Description                            Value    Asset Value
       ---------     -----------                        -----------  -----------

          75         Agricultural.......................$    (3,011)    (0.01)%
          184        Currency...........................     31,217      0.15 %
           1         Energy.............................        420      0.00 %
          298        Interest rate......................     67,472      0.33 %
          142        Metals.............................   (352,445)    (1.71)%
           1         Other..............................       (990)    (0.01)%
                                                        -----------   ---------
                     TOTAL LONG FUTURES CONTRACTS.......$  (257,337)    (1.25)%
                                                        -----------   ---------

SHORT FUTURES CONTRACTS

         No. of                                                       % of Net
       Contracts     Description                           Value     Asset Value
       ---------     -----------                        -----------  -----------

          200        Agricultural.......................$   101,205      0.49 %
          35         Currency...........................    (58,013)    (0.28)%
           1         Energy.............................        700      0.00 %
          17         Interest rate......................     (2,501)    (0.01)%
          195        Metals.............................    207,956      1.01 %
          113        Stock index........................     87,808      0.43 %
                                                        -----------   ---------

                     TOTAL SHORT FUTURES CONTRACTS......$   337,155      1.64 %
                                                        -----------   ---------
                     TOTAL FUTURES CONTRACTS............$    79,818      0.39 %
                                                        ===========   =========

FORWARD CURRENCY CONTRACTS

                                                                      % of Net
                     Description                           Value     Asset Value
                     -----------                        -----------  -----------

                     Long forward currency contracts....$   (32,172)    (0.16)%
                     Short forward currency contracts...     (5,184)    (0.02)%
                                                        -----------   ---------
                     TOTAL FORWARD CURRENCY CONTRACTS...$   (37,356)    (0.18)%
                                                        ===========   =========





                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                           Three Months
                                                               Ended
                                                             March 31,
                                                       2003             2002
                                                   -----------      -----------
INCOME
   Trading gains (losses)
      Realized ...............................     $ 2,270,356      $  (578,910)
      Change in unrealized ...................      (1,035,336)          91,881
                                                   -----------      -----------

           Gain (loss) from trading ..........       1,235,020         (487,029)

   Interest income ...........................          47,709           51,353
                                                   -----------      -----------

           Total income (loss) ...............       1,282,729         (435,676)
                                                   -----------      -----------

EXPENSES
   Brokerage commissions .....................          63,784           37,663
   Managing Owner brokerage commissions ......         487,593          392,565
   Advisor profit shares .....................         196,750                0
   Operating expenses ........................          20,895           22,556
                                                   -----------      -----------

           Total expenses ....................         769,022          452,784
                                                   -----------      -----------

           NET INCOME (LOSS) .................     $   513,707      $  (888,460)
                                                   ===========      ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period) .....     $      2.92      $     (5.27)
                                                   ===========      ===========

INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT ...........................     $      2.21      $     (5.32)
                                                   ===========      ===========






                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                     Three Months
                                                                         Ended
                                                                       March 31,
                                                                 2003            2002
                                                             ------------    ------------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss) .....................................   $    513,707    $   (888,460)
   Adjustments to reconcile net income (loss) to
   net cash from (for) operating activities:
      Net change in unrealized ...........................      1,035,336         (91,881)
      Increase (decrease) in accounts payable
         and accrued expenses ............................        154,982         (57,223)
                                                             ------------    ------------

         Net cash from (for) operating activities ........      1,704,025      (1,037,564)
                                                             ------------    ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units .....................................      1,925,885         501,700
   Redemption of units ...................................     (1,077,247)       (211,217)
   Offering costs paid ...................................         (5,416)              0
                                                             ------------    ------------

         Net cash from financing activities ..............        843,222         290,483
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents .....      2,547,247        (747,081)

CASH AND CASH EQUIVALENTS
   Beginning of period ...................................     18,646,076      15,944,240
                                                             ------------    ------------

   End of period .........................................   $ 21,193,323    $ 15,197,159
                                                             ============    ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts .......................   $ 11,868,389    $  9,258,824
   Cash and cash equivalents .............................      9,324,934       5,938,335
                                                             ------------    ------------

          Total end of period cash and cash equivalents...   $ 21,193,323    $ 15,197,159
                                                             ============    ============




                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                          Unitholders' Capital
                                                Total       ----------------------------------------------
                                              Number of        Managing          Other
                                                Units           Owner         Unitholders        Total
                                            ------------    ------------     -------------   -------------
THREE MONTHS ENDED MARCH 31, 2003

Balances at
     December 31, 2002.................     175,085.6211    $    226,137     $  19,168,078   $  19,394,215
Net income for the three months
     ended March 31, 2003..............                            5,908           507,799         513,707
Additions..............................      16,983.4892               0         1,940,885       1,940,885
Redemptions............................      (9,639.3412)              0        (1,118,059)     (1,118,059)
Offering costs.........................                           (1,398)         (118,602)       (120,000)
                                            ------------    ------------     -------------   -------------
Balances at
     March 31, 2003....................     182,429.7691    $    230,647     $  20,380,101   $  20,610,748
                                            ============    ============     =============   =============

THREE MONTHS ENDED MARCH 31, 2002

Balances at
     December 31, 2001.................     167,134.9545    $    196,966     $  15,928,413   $  16,125,379
Net (loss) for the three months
     ended March 31, 2002..............                          (10,868)         (877,592)       (888,460)
Additions..............................       5,524.1299               0           501,700         501,700
Redemptions............................      (4,344.2615)              0          (395,476)       (395,476)
                                            ------------    ------------     -------------   -------------
Balances at
     March 31, 2002....................     168,314.8229    $    186,098     $  15,157,045   $  15,343,143
                                            ============    ============     =============   =============


                            Net Asset Value Per Unit
--------------------------------------------------------------------------------

   March 31,            December 31,            March 31,          December 31,
     2003                  2002                   2002                 2001
     ----                  ----                   ----                 ----
   $112.98               $110.77                 $91.16               $96.48
   =======               =======                 ======               ======




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

          C.      Method of Reporting

                  The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include other trading fees and are charged to expense when contracts are opened.

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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2003 and 2002.

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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $0 and $1,234 during the three months ended March 31, 2003 and 2002, respectively.

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2003, including the March 31, 2003 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                ----------------


Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                            Three months ended
                                                                 March 31,
                                                             2003        2002
                                                         (Unaudited) (Unaudited)
                                                           -------     -------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------
Net asset value per unit at beginning of period ........   $110.77     $ 96.48
                                                           -------     -------
INCOME (LOSS) FROM OPERATIONS:
       Net investment (loss) (1), (3) ..................     (3.74)      (2.16)
       Net realized and change in unrealized gain (loss)
          from trading (2), (3) ........................      6.63       (3.16)
                                                           -------     -------
                  Total income (loss) from operations ..      2.89       (5.32)
                                                           -------     -------
Offering costs (3) .....................................     (0.68)       0.00
                                                           -------     -------
Net asset value per unit at end of period ..............   $112.98     $ 91.16
                                                           =======     =======
TOTAL RETURN (5) .......................................      1.99%      (5.51)%
                                                           =======     =======

SUPPLEMENTAL DATA

RATIOS TO AVERAGE NET ASSET VALUE:
       Expenses prior to advisor profit shares (4), (6)     (10.14)%    (10.61)%
       Advisor profit shares (6) .......................     (3.93)%      0.00%
                                                           -------     -------
             Total expenses (1), (6) ...................    (14.07)%    (10.61)%
                                                           =======     =======
       Net investment (loss) (4), (6) ..................     (9.19)%     (9.30)%
                                                           =======     =======

TOTAL RETURNS ARE CALCULATED BASED ON THE CHANGE IN VALUE OF A UNIT DURING THE PERIOD. AN INDIVIDUAL UNITHOLDER'S TOTAL RETURNS AND RATIOS MAY VARY FROM THE ABOVE TOTAL RETURNS AND RATIOS BASED ON THE TIMING OF ADDITIONS AND REDEMPTIONS.

------------
(1) Excludes brokerage commissions and other trading fees paid directly to the brokers.
(2) Includes brokerage commissions and other trading fees paid directly to the brokers.
(3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(4) Excludes brokerage commissions and other trading fees paid directly to the brokers and advisor profit shares.
(5)  Not annualized
(6)  Annualized

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

As of March 31, 2003, the Net Asset Value of the Fund was $20,610,748, an increase of approximately 6.27% from its Net Asset Value of $19,394,215 at December 31, 2002. The Fund's subscriptions and redemptions for the quarter ended March 31, 2003, totaled $1,940,885 and $1,118,059, respectively. For the quarter ended March 31, 2003, the Fund had revenue comprised of $2,270,356 in realized trading gains, $(1,035,336) in change in unrealized trading losses, and $47,709 in interest income compared to revenue comprised of $(578,910) in realized trading losses, $91,881 in change in unrealized trading gains and $51,353 in interest income for the same period in 2002. Total income for the first quarter of 2003 increased by $1,718,405 from the same period for 2002, while total expenses increased by $316,238 between these periods. The Net Asset Value per Unit at March 31, 2003 increased 1.99% from $110.77 at December 31, 2002, to $112.98 at March 31, 2003. The Fund's positive performance for the quarter ended March 31, 2003, resulted primarily from currencies, global stock indices, US interest rates and energies.

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


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2003, 16,983.4892 Units were sold for a total of $1,940,885.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K.

(a) Exhibits: See Exhibit Index on page E-1 hereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2003.

                           KENMAR GLOBAL TRUST
                           By: Kenmar Advisory Corp., managing owner


                           By: /s/ Kenneth A. Shewer
                               --------------------------
                               Kenneth A. Shewer
                               Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of May, 2003.

                           KENMAR GLOBAL TRUST
                           By: Kenmar Advisory Corp., managing owner



                           By: /s/ Kenneth A. Shewer
                               -------------------------------------------------
                               Kenneth A. Shewer
                               Chairman and Director


                           By: /s/ Gary J. Yannazzo
                               -------------------------------------------------
                               Gary J. Yannazzo
                               Senior Vice President and Chief Financial Officer

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

May 14, 2003


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

May 14, 2003


                           By: /s/ Gary J. Yannazzo
                               -------------------------------
                               Gary J. Yannazzo
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number               Description of Document                 Page Number
--------------               -----------------------                 -----------
     99.1           Certification of Kenneth A. Shewer, Chief            E-2
                    Executive Officer, pursuant to 18 U.S.C.
                 Section 1350, as enacted by Section 906 of The
                           Sarbanes-Oxley Act of 2002
     99.2        Certification of Gary J. Yannazzo, Senior Vice          E-3
                     President and Chief Financial Officer,
                 pursuant to 18 U.S.C. Section 1350, as enacted
                   by Section 906 of The Sarbanes-Oxley Act of
                                      2002