Form 10-Q
period 2003-06-30
KENMAR GLOBAL TRUST
filed 2003-08-14
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended: June 30, 2003
                        Commission File Number: 333-9898


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

  Yes   X    No
      -----      -----



Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

  Yes        No    X
      -----      -----

                               KENMAR GLOBAL TRUST

                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................3

         Item 1.  Financial Statements.........................................3

                  Statements of Financial Condition as of June 30,
                  2003 (Unaudited) and December 31, 2002 (Audited).............3

                  Condensed Schedule of Investments as of June 30, 2003
                  (Unaudited)..................................................4

                  Statements of Operations For the Three Months Ended
                  June 30, 2003 and 2002 and For the Six Months Ended
                  June 30, 2003 and 2002 (Unaudited)...........................5

                  Statements of Cash Flows For the Six Months Ended
                  June 30, 2003 and 2002 (Unaudited)...........................6

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For the Six Months Ended June 30, 2003 and 2002
                  (Unaudited)..................................................7

                  Notes to Financial Statements (Unaudited).................8-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 13-15

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................15

         Item 4.  Controls and Procedures.................................... 15

PART II - OTHER INFORMATION...................................................15

         Item 2.  Changes in Securities and Use of Proceeds...................15

         Item 6.  Exhibits and Reports on Form 8-K........................... 15

SIGNATURES....................................................................16

EXHIBIT INDEX................................................................E-1

EXHIBIT 31.01 Certification of Kenneth A. Shewer, Chief Executive Officer,
pursuant to Rules 13a-15 and 15d-14 of the Securites Exchange Act of 1934....E-2

EXHIBIT 31.02 Certification of Maureen Howley, Senior Vice President and
Chief Financial Officer, pursuant to Rules 13a-15 and 15d-14 of the
Securites Exchange Act of 1934...............................................E-3

EXHIBIT 32.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The
Sarbanes-Oxley Act of 2002...................................................E-4

EXHIBIT 32.02 Certification of Maureen Howley, Senior Vice President and
Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.............................E-5

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                  ------------

                                                                    June 30,         December 31,
                                                                      2003               2002
                                                                  ------------       ------------

ASSETS
     Equity in broker trading accounts
        Cash                                                      $ 15,536,878       $ 10,076,868
        Unrealized gain (loss) on open contracts                      (272,786)         1,074,472
                                                                  ------------       ------------

                Deposits with brokers                               15,264,092         11,151,340
     Cash and cash equivalents                                       7,721,440          8,569,208
     Unrealized gain on open forward contracts                           8,722              3,326
     Subscriptions receivable                                           20,000                  0
                                                                  ------------       ------------
                Total assets                                      $ 23,014,254       $ 19,723,874
                                                                  ============       ============
LIABILITIES
     Accounts payable                                             $     27,264       $     37,706
     Commissions and other trading fees on open contracts                4,142                800
     Managing Owner brokerage commissions                              171,603            142,204
     Advisor profit shares                                             154,078             60,105
     Redemptions payable                                                88,312             85,655
     Redemption charges payable to Managing Owner                          605              3,189
     Offering costs payable                                            117,000                  0
                                                                  ------------       ------------
                Total liabilities                                      563,004            329,659
                                                                  ------------       ------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
     Managing Owner - 2,041.4999 units outstanding at
     June 30, 2003 and December 31, 2002                               232,521            226,137
     Other Unitholders - 195,077.4223 and 173,044.1212 units
       outstanding at June 30, 2003 and December 31, 2002           22,218,729         19,168,078
                                                                  ------------       ------------

                Total unitholders' capital
                   (Net Asset Value)                                22,451,250         19,394,215
                                                                  ------------       ------------

                                                                  $ 23,014,254       $ 19,723,874
                                                                  ============       ============


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2003
                                   (Unaudited)

                                  ------------


LONG FUTURES CONTRACTS

     No. of                                                           % of Net
   Contracts     Description                             Value       Asset Value
   ---------     -----------                             -----       -----------

       28        Agricultural                         $   (10,242)      (0.05)%
      165        Currency                                 (48,951)      (0.22)%
      138        Energy                                     3,495        0.02 %
      573        Interest rate                           (172,059)      (0.77)%
      133        Metals                                (3,603,807)     (16.05)%
      267        Stock index                              (69,938)      (0.31)%
                                                      -----------      ------
                 TOTAL LONG FUTURES CONTRACTS         $(3,901,502)     (17.38)%
                                                      ===========      ======

SHORT FUTURES CONTRACTS

     No. of                                                           % of Net
   Contracts     Description                             Value       Asset Value
   ---------     -----------                             -----       -----------

       97        Agricultural                         $    23,370        0.10 %
       88        Currency                                  88,135        0.39 %
        9        Energy                                    21,670        0.10 %
      176        Interest rate                              7,539        0.03 %
      115        Metals                                 3,486,375       15.53 %
       13        Stock index                                1,627        0.01 %
                                                      -----------      ------
                 TOTAL SHORT FUTURES CONTRACTS        $ 3,628,716       16.16 %
                                                      -----------      ------
                 TOTAL FUTURES CONTRACTS              $  (272,786)      (1.22)%
                                                      ===========      ======

FORWARD CURRENCY CONTRACTS

                                                                      % of Net
                 Description                             Value       Asset Value
                 -----------                             -----       -----------

                 Long forward currency contracts      $      (517)       0.00%
                 Short forward currency contracts           9,239        0.04%
                                                      -----------      ------
                 TOTAL FORWARD CURRENCY CONTRACTS     $     8,722        0.04%
                                                      ===========      ======






                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2003 and 2002 and
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                  ------------


                                                       Three Months                 Six Months
                                                          Ended                       Ended
                                                         June 30,                    June 30,
                                               --------------------------   --------------------------
                                                   2003           2002         2003           2002
                                               -----------    -----------   -----------    -----------
INCOME
     Trading gains (losses)
         Realized                              $ 1,261,543    $ 1,086,211   $ 3,531,899    $   507,301
         Change in unrealized                     (306,526)       650,605    (1,341,862)       742,486
                                               -----------    -----------   -----------    -----------

             Gain from trading                     955,017      1,736,816     2,190,037      1,249,787

     Interest income                                17,724         44,717        65,433         96,070
                                               -----------    -----------   -----------    -----------

             Total income                          972,741      1,781,533     2,255,470      1,345,857
                                               -----------    -----------   -----------    -----------

EXPENSES
     Brokerage commissions                          38,054         52,548       101,838         90,211
     Managing Owner brokerage commissions          523,142        369,633     1,010,735        762,198
     Advisor profit shares                         154,078        234,595       350,828        234,595
     Operating expenses                             31,358         59,809        52,253         82,365
                                               -----------    -----------   -----------    -----------

             Total expenses                        746,632        716,585     1,515,654      1,169,369
                                               -----------    -----------   -----------    -----------

             NET INCOME                        $   226,109    $ 1,064,948   $   739,816    $   176,488
                                               ===========    ===========   ===========    ===========


NET INCOME PER UNIT
     (based on weighted average number of
        units outstanding during the period)   $      1.20    $      6.28   $      4.07    $      1.04
                                               ===========    ===========   ===========    ===========

INCREASE IN NET ASSET
    VALUE PER UNIT                             $      0.92    $      6.20   $      3.13    $      0.88
                                               ===========    ===========   ===========    ===========






                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                  ------------


                                                                              Six Months
                                                                                 Ended
                                                                                June 30,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
     Net income                                                      $    739,816    $    176,488
         Adjustments to reconcile net income to
         net cash from (for) operating activities:

              Net change in unrealized                                  1,341,862        (742,486)
              Increase in accounts payable and accrued expenses           116,272         182,110
                                                                     ------------    ------------
                   Net cash from (for) operating activities             2,197,950        (383,888)
                                                                     ------------    ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
     Addition of units                                                  3,901,444       1,106,101
     Redemption of units                                               (1,414,152)       (807,679)
     Offering costs paid                                                  (73,000)              0
                                                                     ------------    ------------
                   Net cash from financing activities                   2,414,292         298,422
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                    4,612,242         (85,466)

CASH AND CASH EQUIVALENTS
     Beginning of period                                               18,646,076      15,944,240
                                                                     ------------    ------------
     End of period                                                   $ 23,258,318    $ 15,858,774
                                                                     ============    ============

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
     Cash in broker trading accounts                                 $ 15,536,878    $  8,619,089
     Cash and cash equivalents                                          7,721,440       7,239,685
                                                                     ------------    ------------
                   Total end of period cash and cash equivalents     $ 23,258,318    $ 15,858,774
                                                                     ============    ============







                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                  ------------

                                                               Unitholders' Capital
                                         Total        -----------------------------------------
                                       Number of       Managing       Other
                                         Units          Owner      Unitholders         Total
                                      -----------     ---------    ------------    ------------

Six Months Ended June 30, 2003
------------------------------

Balances at
   December 31, 2002                  175,085.6211    $ 226,137    $ 19,168,078    $ 19,394,215

Net income for the six months
   ended June 30, 2003                                    8,523         731,293         739,816

Additions                              34,257.5625            0       3,921,444       3,921,444

Redemptions                           (12,224.2614)           0      (1,414,225)     (1,414,225)

Offering costs                                           (2,139)       (187,861)       (190,000)
                                      ------------    ---------    ------------    ------------

Balances at
   June 30, 2003                      197,118.9222    $ 232,521    $ 22,218,729    $ 22,451,250
                                      ============    =========    ============    ============

Six Months Ended June 30, 2002
------------------------------

Balances at
   December 31, 2001                  167,134.9545    $ 196,966    $ 15,928,413    $ 16,125,379

Net income for the six months
   ended June 30, 2002                                    1,793         174,695         176,488

Additions                              12,217.3767            0       1,106,101       1,106,101

Redemptions                            (9,001.6343)           0        (822,735)       (822,735)
                                      ------------    ---------    ------------    ------------

Balances at
   June 30, 2002                      170,350.6969    $ 198,759    $ 16,386,474    $ 16,585,233
                                      ============    =========    ============    ============

                                                       Net Asset Value Per Unit
                                      -------------------------------------------------------
                                      June 30,  December 31,       June 30,      December 31,
                                        2003       2002             2002            2001
                                      --------  ------------       --------      ------------

                                      $113.90     $110.77          $97.36          $96.48
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

                                  ------------

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

                  Effective May 9, 2003, the Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value. Prior to May 9, 2003, the Managing Owner brokerage commissions were equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund.

                  The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2003 and 2002.

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

                                  ------------

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

                  The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,265 and $1,369 during the six months ended June 30, 2003 and 2002, respectively.

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

                                  ------------

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

Note 7.           INTERIM FINANCIAL STATEMENTS

                  The statement of financial condition as of June 30, 2003, including the June 30, 2003 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                  ------------

Note 8.           FINANCIAL HIGHLIGHTS

                  The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                             Three months ended            Six months ended
                                                                  June 30,                     June 30,
                                                         --------------------------   --------------------------
                                                             2003          2002          2003           2002
                                                         (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
                                                         -----------    -----------   -----------    -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period            $112.98        $ 91.16       $110.77        $ 96.48
                                                           -------        -------       -------        -------

INCOME (LOSS) FROM OPERATIONS:
     Net investment (loss) (1), (3)                          (3.68)         (3.65)        (7.41)         (5.81)
     Net realized and change in unrealized gain
         from trading (2), (3)                                4.97           9.85         11.58           6.69
                                                           -------        -------       -------        -------
              Total income from operations                    1.29           6.20          4.17           0.88
                                                           -------        -------       -------        -------

Offering costs (3)                                           (0.37)          0.00         (1.04)          0.00
                                                           -------        -------       -------        -------

Net asset value per unit at end of period                  $113.90        $ 97.36       $113.90        $ 97.36
                                                           =======        =======       =======        =======

TOTAL RETURN (5)                                              0.81%          6.80%         2.82%          0.91%
                                                           =======        =======       =======        =======

SUPPLEMENTAL DATA

RATIOS TO AVERAGE NET ASSET VALUE:
     Expenses prior to advisor profit shares (4), (6)       (10.28)%       (11.19)%      (10.21)%       (10.90)%
     Advisor profit shares (6)                               (2.86)%        (6.11)%       (3.37)%        (3.03)%
                                                           -------        -------       -------        -------

         Total expenses (1), (6)                            (13.14)%       (17.30)%      (13.58)%       (13.93)%
                                                           =======        =======       =======        =======

     Net investment (loss) (4), (6)                          (9.95)%       (10.02)%       (9.59)%        (9.66)%
                                                           =======        =======       =======        =======


TOTAL RETURNS ARE CALCULATED BASED ON THE CHANGE IN VALUE OF A UNIT DURING THE PERIOD. AN INDIVIDUAL UNITHOLDER'S TOTAL RETURNS AND RATIOS MAY VARY FROM THE ABOVE TOTAL RETURNS AND RATIOS BASED ON THE TIMING OF ADDITIONS AND REDEMPTIONS.

----------
(1) Excludes brokerage commissions and other trading fees paid directly to the brokers.

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

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with accounting principles generally accepted in the United States of America, as described in the Fund's Second Amended and Restated Declaration of Trust and Trust Agreement dated as of May 1, 2003 (the
"Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

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

As of June 30, 2003, the Net Asset Value of the Fund was $22,451,250, an increase of approximately 8.93% from its Net Asset Value of $20,610,748 at March 31, 2003. The Fund's subscriptions and redemptions for the quarter ended June 30, 2003, totaled $1,980,559 and $296,166, respectively. For the quarter ended June 30, 2003, the Fund had revenue comprised of $1,261,543 in realized trading gains, $(306,526) in change in unrealized trading losses and $17,724 in interest income compared to revenue comprised of $1,086,211 in realized trading gains, $650,605 in change in unrealized trading gains and $44,717 in interest income for the same period in 2002. Total income for the second quarter of 2003 decreased by $808,792 from the same period for 2002, while total expenses increased by $30,047 between these periods. The Net Asset Value per Unit at June 30, 2003 increased 0.81% from $112.98 at March 31, 2003, to $113.90 at June 30, 2003. The Fund's positive performance for the quarter ended June 30, 2003 resulted primarily from profits in currencies and global interest rates.

The Net Asset Value of the Fund increased $3,057,035 or 15.76% from December 31, 2002 through June 30, 2003. The Fund's subscriptions and redemptions for the six months ended June 30, 2003, totaled $3,921,444 and $1,414,225, respectively. For the six months ended June 30, 2003, the Fund had revenue comprised of $3,531,899 in realized trading gains, $(1,341,862) in change in unrealized trading losses and $65,433 in interest income compared to revenue comprised of $507,301 in realized trading gains, $742,486 in change in unrealized trading gains and $96,070 in interest income for the same period in 2002. The total income for the first six months of 2003 increased by $909,613 from the same period for 2002, while total expenses increased by $346,285 between these periods. The Net Asset Value per Unit at June 30, 2003 increased 2.82% from $110.77 at December 31, 2002, to $113.90 at June 30, 2003. The Fund's positive performance for the six months ended June 30, 2003 resulted primarily from profits in currencies and global interest rates.


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



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the second quarter of 2003, 17,274.0733 Units were sold for a total of $1,980,559.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

Exhibit Number                         Description of Document

31.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to Rules 13a-15 and 15d-14 of the Securites Exchange Act of 1934.

31.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-15 and 15d-14 of the Securites Exchange Act of 1934.

32.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2003.



                                  KENMAR GLOBAL TRUST
                                  By: Kenmar Advisory Corp., managing owner


                                  By: /s/ Kenneth A. Shewer
                                      --------------------------
                                      Kenneth A. Shewer
                                      Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of August, 2003.



                                  KENMAR GLOBAL TRUST
                                  By: Kenmar Advisory Corp., managing owner



                                  By: /s/ Kenneth A. Shewer
                                      -----------------------------------------
                                      Kenneth A. Shewer
                                      Chairman and Director




                                  By: /s/Maureen Howley
                                      -----------------------------------------
                                      Maureen Howley
                                      Senior Vice President and Chief Financial
                                      Officer

                                  EXHIBIT INDEX



     Exhibit Number          Description of Document             Page Number
     --------------          -----------------------             -----------

          31.01       Certification  of Kenneth A. Shewer,           E-2
                      Chief Executive Officer, pursuant to
                      Rules   13a-15  and  15d-14  of  the
                      Securites Exchange Act of 1934

          31.02       Certification   of  Maureen  Howley,           E-3
                      Senior  Vice   President  and  Chief
                      Financial Officer, pursuant to Rules
                      13a-15 and  15d-14 of the  Securites
                      Exchange Act of 1934

          32.01       Certification  of Kenneth A. Shewer,           E-4
                      Chief Executive Officer, pursuant to
                      18 U.S.C.  Section  1350, as enacted
                      by Section 906 of The Sarbanes-Oxley
                      Act of 2002

          32.02       Certification   of  Maureen  Howley,           E-5
                      Senior  Vice   President  and  Chief
                      Financial  Officer,  pursuant  to 18
                      U.S.C.  Section  1350, as enacted by
                      Section  906 of  The  Sarbanes-Oxley
                      Act of 2002