Form 10-Q
period 2003-09-30
KENMAR GLOBAL TRUST
filed 2003-11-14
CIK 1019561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2003
                        Commission File Number: 333-9898

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

                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                                                           PAGE
                                                                                                           ----

PART I - FINANCIAL INFORMATION...............................................................................3

         Item 1.  Financial Statements.......................................................................3

                  Statements of Financial Condition as of September 30, 2003 (Unaudited)
                  and December 31, 2002 (Audited)............................................................3

                  Condensed Schedule of Investments as of September 30, 2003 (Unaudited).....................4

                  Statements of Operations For the Three Months Ended September 30, 2003
                  and 2002 and For the Nine Months Ended September 30, 2003 and 2002 (Unaudited).............5

                  Statements of Cash Flows For the Nine Months Ended September 30, 2003
                  and 2002 (Unaudited).......................................................................6

                  Statements of Changes in Unitholders' Capital (Net Asset Value) For
                  the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..............................7

                  Notes to Financial Statements (Unaudited).................................................8-13

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...............................................................................14-15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................15

         Item 4.  Controls and Procedures....................................................................15

PART II - OTHER INFORMATION..................................................................................15

         Item 2.  Changes in Securities and Use of Proceeds..................................................15

         Item 6.  Exhibits and Reports on Form 8-K...........................................................15

SIGNATURES...................................................................................................16

EXHIBIT INDEX...............................................................................................E-1

EXHIBIT 31.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to Rules 13a-15 and 15d-14 of the Securites Exchange Act of 1934............................................................E-2

EXHIBIT 31.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer,
pursuant to Rules 13a-15 and 15d-14 of the Securites Exchange Act of 1934...................................E-3

EXHIBIT 32.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C.
Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002...................................E-4

EXHIBIT 32.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer,
pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.....................................................................................................E-5

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                 ---------------

                                                                                   September 30,       December 31,
                                                                                       2003                2002
                                                                                   -------------       ------------
ASSETS
     Equity in broker trading accounts
        Cash                                                                        $14,724,567         $10,076,868
        Unrealized gain on open contracts                                                23,585           1,074,472
                                                                                    -----------         -----------

                Deposits with brokers                                                14,748,152          11,151,340

     Cash and cash equivalents                                                        7,805,103           8,569,208
     Unrealized gain (loss) on open forward contracts                                  (31,569)               3,326
     Subscriptions receivable                                                            30,000                   0
                                                                                    -----------         -----------

                Total assets                                                        $22,551,686         $19,723,874
                                                                                    ===========         ===========

LIABILITIES
     Accounts payable                                                                   $41,586             $37,706
     Commissions and other trading fees on open contracts                                 4,338                 800
     Managing Owner brokerage commissions                                               164,281             142,204
     Advisor profit shares                                                                    0              60,105
     Redemptions payable                                                                 47,277              85,655
     Redemption charges payable to Managing Owner                                             0               3,189
     Offering costs payable                                                              61,000                   0
                                                                                    -----------         -----------

                Total liabilities                                                       318,482             329,659
                                                                                    -----------         -----------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
     Managing Owner - 2,135.7531 and 2,041.4999 units
         outstanding at September 30, 2003 and December 31, 2002                        226,597             226,137
     Other Unitholders - 207,419.3004 and 173,044.1212 units
         outstanding at September 30, 2003 and December 31, 2002                     22,006,607          19,168,078
                                                                                    -----------         -----------

                Total unitholders' capital
                (Net Asset Value)                                                    22,233,204          19,394,215
                                                                                    -----------         -----------

                                                                                    $22,551,686         $19,723,874
                                                                                    ===========         ===========

                            See accompanying notes.

                               KENMAR GLOBAL TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2003
                                   (Unaudited)

                                ----------------


LONG FUTURES CONTRACTS
----------------------

         No. of                                                                                           % of Net
       Contracts      Description                                                        Value           Asset Value
       ---------      -----------                                                        -----           -----------
           66         Agricultural                                                    $  115,057            0.52%
          160         Currency                                                           302,988            1.36%
           24         Energy                                                              (1,347)          (0.01)%
          220         Interest rate                                                      124,150            0.56%
          192         Metals                                                             124,515            0.56%
          160         Stock index                                                       (267,962)          (1.20)%
                                                                                      ----------           -----
                      TOTAL LONG FUTURES CONTRACTS                                    $  397,401            1.79%
                                                                                      ----------           -----

SHORT FUTURES CONTRACTS
-----------------------

         No. of                                                                                           % of Net
       Contracts      Description                                                        Value           Asset Value
       ---------      -----------                                                        -----           -----------
           66         Agricultural                                                    $    5,179            0.02%
           59         Currency                                                          (120,142)          (0.54)%
           39         Energy                                                             (22,989)          (0.10)%
          306         Interest rate                                                     (206,448)          (0.93)%
           77         Metals                                                             (82,435)          (0.37)%
           48         Stock index                                                         53,019            0.24%
                                                                                      ----------           -----
                      TOTAL SHORT FUTURES CONTRACTS                                   $ (373,816)          (1.68)%
                                                                                      ----------           -----

                      TOTAL FUTURES CONTRACTS                                         $   23,585            0.11%
                                                                                      ==========           =====

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                                                          % of Net
                      Description                                                        Value           Asset Value
                      -----------                                                        -----           -----------

                      Long forward currency contracts                                 $  (13,081)          (0.06)%
                      Short forward currency contracts                                   (18,488)          (0.08)%
                                                                                      ----------           -----

                      TOTAL FORWARD CURRENCY CONTRACTS                                $  (31,569)          (0.14)%
                                                                                      ==========           =====


                            See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2003 and 2002 and
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                ----------------

                                                              Three Months                    Nine Months
                                                                 Ended                           Ended
                                                             September 30,                   September 30,
                                                         2003             2002            2003            2002
                                                         ----             ----            ----            ----
INCOME
    Trading gains (losses)
        Realized                                     $(1,222,373)    $ 3,990,687     $ 2,309,526      $ 4,497,988
        Change in unrealized                             256,080        (325,462)     (1,085,782)         417,024
                                                    --------------- --------------- --------------- ----------------

            Gain (loss) from trading                    (966,293)      3,665,225       1,223,744        4,915,012

    Interest income                                       27,559          41,048          92,992          137,118
                                                    --------------- --------------- --------------- ----------------

            Total income (loss)                         (938,734)      3,706,273       1,316,736        5,052,130
                                                    --------------- --------------- --------------- ----------------
EXPENSES
    Brokerage commissions                                 61,730          57,779         163,568          147,990
    Managing Owner brokerage commissions                 489,739         418,314       1,500,474        1,180,512
    Advisor profit shares                                      0         639,798         350,828          874,393
    Operating expenses                                    54,875          65,980         107,128          148,345
                                                    --------------- --------------- --------------- ----------------

            Total expenses                               606,344       1,181,871       2,121,998        2,351,240
                                                    --------------- --------------- --------------- ----------------

            NET INCOME (LOSS)                        $(1,545,078)    $ 2,524,402     $  (805,262)     $ 2,700,890
                                                    =============== =============== =============== ================
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)                $  (7.82)        $  15.03       $  (4.30)          $16.00
                                                    =============== =============== =============== ================
INCREASE (DECREASE) IN
    NET ASSET VALUE PER UNIT                            $  (7.80)        $  14.84       $  (4.67)          $15.72
                                                    =============== =============== =============== ================



                            See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                ----------------


                                                                                         2003                2002
                                                                                         ----                ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss)                                                                 $  (805,262)        $ 2,700,890
      Adjustments to reconcile net income (loss) to
      net cash from operating activities:
          Net change in unrealized                                                     1,085,782            (417,024)
          Increase (decrease) in accounts payable
               and accrued expenses                                                      (30,610)            638,189
                                                                                     -----------         -----------

                  Net cash from operating activities                                     249,910           2,922,055
                                                                                     -----------         -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                                   6,555,356           1,578,500
   Offering costs paid                                                                  (129,000)            (26,630)
   Redemption of units                                                                (2,792,672)         (1,712,800)
                                                                                     -----------         -----------

                  Net cash from (for) financing activities                             3,633,684            (160,930)
                                                                                     -----------         -----------

Net increase in cash and cash equivalents                                              3,883,594           2,761,125

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                18,646,076          15,944,240
                                                                                     -----------         -----------

   End of period                                                                     $22,529,670         $18,705,365
                                                                                     ===========         ===========

END OF PERIOD CASH AND CASH EQUIVALENTS CONSISTS OF:
   Cash in broker trading accounts                                                   $14,724,567         $ 9,964,167
   Cash and cash equivalents                                                           7,805,103           8,741,198
                                                                                     -----------         -----------

                  Total end of period cash and cash equivalents                      $22,529,670         $18,705,365
                                                                                     ===========         ===========



                            See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                 ---------------

                                                                                 Unitholders' Capital
                                                                                 --------------------
                                                         Total
                                                       Number of       Managing          Other
                                                         Units           Owner        Unitholders        Total
                                                    --------------- --------------- --------------- ----------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------

Balances at
     December 31, 2002                                175,085.6211      $226,137      $19,168,078     $19,394,215

Net (loss) for the nine months
     ended September 30, 2003                                            (7,401)        (797,861)       (805,262)

Additions                                              58,806.3686        10,000        6,575,356       6,585,356

Redemptions                                          (24,336.9362)             0      (2,751,105)     (2,751,105)

Offering costs                                                           (2,139)        (187,861)       (190,000)
                                                    --------------- --------------- --------------- ----------------
Balances at
     September 30, 2003                               209,555.0535      $226,597      $22,006,607     $22,233,204
                                                    =============== =============== =============== ================

NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------

Balances at
     December 31, 2001                                167,134.9545      $196,966      $15,928,413     $16,125,379

Net income for the nine months
     ended September 30, 2002                                             32,406        2,668,484       2,700,890

Additions                                              16,499.4959             0        1,578,500       1,578,500

Redemptions                                          (17,585.9198)             0      (1,747,924)     (1,747,924)

Offering costs                                                             (321)         (26,309)        (26,630)
                                                    --------------- --------------- --------------- ----------------
Balances at
     September 30, 2002                               166,048.5306      $229,051      $18,401,164     $18,630,215
                                                    =============== =============== =============== ================

                                                        Net Asset Value Per Unit

                           -----------------------------------------------------------------------------------
                               September 30,          December 31,        September 30,       December 31,
                                    2003                  2002                2002                2001
                                    ----                  ----                ----                ----
                                  $106.10                $110.77             $112.20             $96.48
                           ====================== ==================== =================== ===================


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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2003 and 2002.

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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,420 and $1,683 during the nine months ended September 30, 2003 and 2002, respectively.

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

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------

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

Note 7.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statement of financial condition as of September 30, 2003, including the September 30, 2003 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 ---------------


Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.


                                                                     Three months ended           Nine Months ended
                                                                        September 30,               September 30,
                                                                     2003           2002          2003          2002
                                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                  -----------   -----------   -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period                     $113.90        $97.36       $110.77        $96.48
                                                                    -------        ------       -------        ------
INCOME (LOSS) FROM OPERATIONS:
         Net investment (loss) (1), (3)                              (2.62)        (6.45)        (9.97)       (16.32)
         Net realized and change in unrealized gain (loss)
              from trading (2), (3)                                  (5.18)         21.45          6.32         32.20
                                                                    -------        ------       -------        ------

                  Total income  (loss) from operations               (7.80)         15.00        (3.65)         15.88
                                                                    -------        ------       -------        ------
Offering costs (3)                                                     0.00        (0.16)        (1.02)        (0.16)
                                                                    -------        ------       -------        ------
Net asset value per unit at end of period                           $106.10       $112.20       $106.10       $112.20
                                                                    =======       =======       =======       =======

TOTAL RETURN (5)                                                    (6.85)%       15.24 %       (4.22)%        16.29%
                                                                    ======        =====         ======         =====

SUPPLEMENTAL DATA

RATIOS TO AVERAGE NET ASSET VALUE:

         Expenses prior to advisor profit shares (4), (6)           (9.88)%      (11.19)%      (10.10)%      (11.00)%
         Advisor profit shares (6)                                   0.00 %      (14.78)%       (2.20)%       (7.24)%
                                                                     -----       -------        ------        ------

                  Total expenses (1), (6)                           (9.88)%      (25.97)%      (12.30)%      (18.24)%
                                                                    ======       =======       =======       =======

         Net investment (loss) (4), (6)                             (9.38)%      (10.24)%       (9.51)%       (9.87)%
                                                                    ======       =======        ======        ======


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

As of September 30, 2003, the Net Asset Value of the Fund was $22,233,204, a decrease of approximately 0.97% from its Net Asset Value of $22,451,250 at June 30, 2003. The Fund's
subscriptions and redemptions for the quarter ended September 30, 2003, totaled $2,663,912 and $1,336,880, respectively. For the quarter ended September 30, 2003, the Fund had revenue comprised of $(1,222,373) in realized trading losses, $256,080 in change in unrealized trading gains and $27,559 in interest income compared to revenue comprised of $3,990,687 in realized trading gains, $(325,462) in change in unrealized trading losses and $41,048 in interest income for the same period in 2002. Total income for the third quarter of 2003 decreased by $4,645,007 from the same period for 2002, while total expenses decreased by $575,527 between these periods. The Net Asset Value per Unit at September 30, 2003 decreased 6.85% from $113.90 at June 30, 2003, to $106.10 at
September 30, 2003. The Fund's performance for the quarter ended September 30, 2003, resulted primarily from currencies, European and US interest rates.

The Net Asset Value of the Fund increased $2,838,989, or 14.64%, from December 31, 2002 through September 30, 2003. The Fund's subscriptions and redemptions for the nine months ended September 30, 2003, totaled $6,585,356 and $2,751,105, respectively. For the nine months ended September 30, 2003, the Fund had revenue comprised of $2,309,526 in realized trading gains, $(1,085,782) in change in unrealized trading losses and $92,992 in interest income compared to revenue comprised of $4,497,988 in realized trading gains, $417,024 in change in unrealized trading gains and $137,118 in interest income for the same period in 2002. The total income for the first nine months of 2003 decreased by $3,735,394 from the same period in 2002, while total expenses decreased by $229,242 between these periods. The Net Asset Value per Unit at September 30, 2003 decreased 4.22% from $110.77 at December 31, 2002, to $106.10 at September 30, 2003. The
Fund's performance for the nine months ended September 30, 2003 resulted primarily from currencies, global stock indices and energies.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2003 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

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

(c) During the third quarter of 2003, 24,548.8061 Units were sold for a total of $2,663,912.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2003.

                                  KENMAR GLOBAL TRUST
                                  By: Kenmar Advisory Corp., managing owner


                                  By: /s/ Kenneth A. Shewer
                                      ---------------------
                                      Kenneth A. Shewer
                                      Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of November, 2003.


                                  KENMAR GLOBAL TRUST
                                  By: Kenmar Advisory Corp., managing owner


                                  By: /s/ Kenneth A. Shewer
                                      ---------------------
                                      Kenneth A. Shewer
                                      Chairman and Director


                                  By: /s/ Maureen Howley
                                      ---------------------
                                      Maureen Howley
                                      Senior Vice President and Chief Financial
                                      Officer

                                  EXHIBIT INDEX

        EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                          PAGE NUMBER
        --------------                      -----------------------                          -----------

             31.01               Certification  of  Kenneth A.  Shewer,  Chief                   E-2
                                 Executive  Officer,  pursuant to Rules 13a-15
                                 and 15d-14 of the  Securites  Exchange Act of
                                 1934

             31.02               Certification of Maureen Howley,  Senior Vice                   E-3
                                 President   and  Chief   Financial   Officer,
                                 pursuant  to Rules  13a-15  and 15d-14 of the
                                 Securites Exchange Act of 1934

             32.01               Certification  of  Kenneth A.  Shewer,  Chief                   E-4
                                 Executive  Officer,  pursuant  to  18  U.S.C.
                                 Section  1350,  as enacted by Section  906 of
                                 The Sarbanes-Oxley Act of 2002

             32.02               Certification of Maureen Howley,  Senior Vice                   E-5
                                 President   and  Chief   Financial   Officer,
                                 pursuant  to  18  U.S.C.   Section  1350,  as
                                 enacted by Section 906 of The  Sarbanes-Oxley
                                 Act of 2002