Form 10-K
period 2003-12-31
KENMAR GLOBAL TRUST
filed 2004-03-30
CIK 1019561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                                  ------------


              [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 333-9898
                         -------------------------------

                               KENMAR GLOBAL TRUST

                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                  06-6429854
    -------------------------------         ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                            c/o Kenmar Advisory Corp.
                                Two American Lane
                                  P.O. Box 5150
                          Greenwich, Connecticut 06831
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 861-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Units of Beneficial Interest
                       ----------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [  ]      No [X]

None of the voting securities of the Registrant are held by Non-Affiliates of the Registrant.

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I                                                                                                              1

ITEM 1. BUSINESS.................................................................................................1

ITEM 2. PROPERTIES...............................................................................................6

ITEM 3. LEGAL PROCEEDINGS........................................................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................6

PART II                                                                                                             6

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS....................................................................................6

ITEM 6. SELECTED FINANCIAL DATA..................................................................................7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..............................................................................7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...................................................................10

ITEM 9A. CONTROLS AND PROCEDURES................................................................................10

PART III                                                                                                           11

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................11

ITEM 11. EXECUTIVE COMPENSATION.................................................................................13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................................................13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................14

PART IV                                                                                                            15

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.................................................................................................15

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

     The Fund itself does not have any employees. Rather, Kenmar employs 32 persons (as of December 31, 2003) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

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

ADVISOR SUMMARIES

     Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2003.

GRAHAM CAPITAL MANAGEMENT, L.P.

     Graham Capital Management, L.P. ("GCM") was organized as a Delaware limited partnership in May 1994. The general partner of GCM is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the President and sole shareholder. The limited partner of GCM is KGT Investment Partners, L.P., a Delaware limited partnership of which KGT, Inc. is also a general partner and in which Mr. Tropin is the principal investor. (KGT, Inc. and KGT Investment Partners, L.P. are not affiliated with Kenmar, the Fund or any other company affiliated or related to Kenmar or the Fund.) GCM became registered as a commodity pool operator and commodity trading advisor under the Commodity Exchange Act and a member of the National Futures Association on July 27,1994. THE REGISTRATION OF GCM WITH THE CFTC AND ITS MEMBERSHIP IN THE NATIONAL FUTURES ASSOCIATION MUST NOT BE TAKEN AS AN INDICATION THAT ANY SUCH AGENCY OR SELF-REGULATORY BODY HAS RECOMMENDED OR APPROVED GCM.

     The current program used by GCM on behalf of the Fund is the K4 Program at 150% Leverage ("150% Leverage"). The Fund may also elect to have GCM utilize the K4 Program at Standard Leverage ("Standard Leverage") on behalf of the Fund. The Fund will not invest in both the Standard Leverage program and the 150% Leverage program simultaneously.

     GCM is an investment manager that actively trades worldwide on a 24-hour basis in the equity, fixed income, currency and commodity markets utilizing securities, futures, forwards and other financial instruments. GCM offers clients various systematic and discretionary global macro trading programs and a long-short equity program. GCM uses systematic trading programs or models to produce trading signals on a largely automated basis when applied to market data. GCM also manages discretionary trading programs for which trades are determined subjectively on the basis of its traders' assessment of market conditions rather than through application of an automated system. GCM's long-short equity program applies a mean reversion strategy to several hundred large capitalization stocks. The investment objective of each GCM trading strategy is to provide clients with significant potential for capital appreciation in both rising and falling markets during expanding and recessionary economic cycles.

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

     Grinham Managed Funds Pty Ltd. trades the Diversified Managed Accounts Program on behalf of the Fund.

     Grinham Managed Funds Pty Ltd. trades 45 markets across 7 countries, incorporating most of the major stock indices, interest rates, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than 0.1% of the assets under management.

TRANSTREND B.V.

     Transtrend, B.V. ("Transtrend") is a Dutch limited liability company formed in November 1991 to provide commodity trading advisory services to selected clients. It has been registered as a commodity trading advisor and commodity pool operator under the CEAct since September 23, 1994, and is a member of the NFA in such capacities. Transtrend is also licensed as a portfolio manager, and is subject to regulation by the Autoriteit Financiele Markten ("AFM"), the securities board of The Netherlands. Registration under the CEAct, membership in the NFA and the AFM license in no way imply that the CFTC, the NFA or the AFM have endorsed Transtrend's qualifications to provide the commodity trading advisory services described in this document.

     In its Diversified Trend Program, traded on behalf of the Fund, Transtrend B.V. applies a combination of well researched trading systems. Each trading system has a demonstrated profit expectancy over the course of time. In particular, the trading systems attempt to exploit non-random price behaviors based on quantitative analysis of (typical) price patterns. The trading systems are consistent, systematic and applied with skill and discipline.

     The systems can be applied to well over a hundred different product-market-combinations traded on approximately fifty exchanges in approximately twenty-five countries. Diversified portfolios consist of a variety of futures broadly spread over interest instruments, stock indices, tangible commodities and Foreign Exchange pairs.

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

     Although the percentages set forth below may vary substantially over time, as of December 31, 2003 the Fund estimates:

     (i) up to approximately 91% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules;

     (ii) approximately 9% of the Net Asset Value of the Fund is maintained in bank deposits or U.S. Treasury and U.S. Government Agencies issues.

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

BREAKEVEN TABLE AS OF DECEMBER 31, 2003

The "Breakeven Table" below indicates the approximate percentage and dollar returns required for the redemption value of an initial $5,000 investment in the Units to equal the amount originally invested twelve months after issuance (assuming the Units are redeemed on or before the 12th month-end following sale, and, therefore, are subject to a 3% redemption charge). Redemptions on the 13th month-end through the 18th month-end are subject to a 2% charge. Redemptions after the 18th month-end are redeemed at Net Asset Value (no charge).

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

                                "BREAKEVEN TABLE"

--------------------------------------------------------------------------------------------------------------------
                         EXPENSES (1)                             PERCENTAGE RETURN             DOLLAR RETURN
                     WHICH MUST BE OFFSET                              REQUIRED                    REQUIRED
                       TO "BREAK EVEN"                           FIRST TWELVE MONTHS     ($5,000 INITIAL INVESTMENT)
                                                                     OF INVESTMENT            FIRST TWELVE MONTHS
                                                                                                 OF INVESTMENT
--------------------------------------------------------------------------------------------------------------------
Brokerage Commissions (2)                                                   10.00%                         $500.00
--------------------------------------------------------------------------------------------------------------------
Administrative Expenses (3)                                                  1.00%                          $50.00
--------------------------------------------------------------------------------------------------------------------
Advisors' Profit Shares (4)                                                  2.00%                         $100.00
--------------------------------------------------------------------------------------------------------------------
Kenmar Incentive Fee (5)                                                     0.15%                           $7.50
--------------------------------------------------------------------------------------------------------------------
Redemption Charge (6)                                                        3.10%                         $155.00
--------------------------------------------------------------------------------------------------------------------
Interest Income (7)                                                         (1.25)%                        $(62.50)
--------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK                    15.00%                         $750.00
EVEN" IF UNITS ARE REDEEMED ON OR BEFORE THE 12TH MONTH-END
FOLLOWING SALE.
--------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK                    14.00%                         $700.00
EVEN" IF UNITS ARE REDEEMED ON THE 13TH MONTH-END THROUGH THE
18TH MONTH-END FOLLOWING SALE.
--------------------------------------------------------------------------------------------------------------------
RETURN ON $5,000 INITIAL INVESTMENT REQUIRED FOR  "BREAK                    12.00%                         $600.00
EVEN" IF UNITS ARE REDEEMED AFTER THE 18TH MONTH-END
FOLLOWING SALE.
--------------------------------------------------------------------------------------------------------------------


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

(4) Profit Shares are calculated quarterly on the basis of each Advisor's individual performance, not the overall performance of the Fund. Consequently, it is not possible to determine the amount of Profit Shares, if any, that would be payable in a "breakeven" year. Kenmar believes that 2.00% of average beginning of month Net Assets is a reasonable estimate for such Profit Shares, but the actual Profit Shares paid in a "breakeven" year could substantially exceed such estimate.

(5) No Incentive Fee might, in fact, be due. However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of such 3.1% gain referred to below.

(6) Redemption charges for purposes of this "breakeven" analysis equal 3.1% of the initial $5,000 (3% of the $5,155 Net Asset Value required so that after subtraction of the 3% redemption charge, the investor would receive net redemption proceeds of $5,000).

(7) Interest income is estimated based on current rates.

DESCRIPTION OF CURRENT CHARGES


RECIPIENT           NATURE OF PAYMENT                  AMOUNT OF PAYMENT
Kenmar              Brokerage commissions              Flat-rate  monthly   commissions  of  0.833%  of  the
                                                       Fund's  beginning  of month Net  Assets (a 10% annual
                                                       rate).  Such  commissions  cover all floor brokerage,
                                                       exchange,  clearing  and  NFA  fees  incurred  in the
                                                       Fund's trading.

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

Advisors            Profit Shares                      Paid  by the  Fund  on a  quarterly  basis  (although
                                                       accrued  against Net Asset  Value per Unit  monthly).
                                                       Each  Advisor's  Profit Share is determined  based on
                                                       20% of any New Trading Profit (as defined)  generated
                                                       by such  Advisor.  New  Trading  Profit in respect of
                                                       each Advisor's  account is calculated after reduction
                                                       for  brokerage  commissions  at  an  annual  rate  of
                                                       2.5%--5.0%,  rather than  at a 10% annual  rate,  and
                                                       execution  costs actually  incurred (other than floor
                                                       brokerage,  exchange,  clearing  and NFA  fees).  New
                                                       Trading  Profit is not reduced by any Incentive  Fee,
                                                       administrative expenses or organizational and initial
                                                       offering  costs  (or  extraordinary   expenses).  THE
                                                       PROFIT SHARES ARE PAYABLE  SEPARATELY TO EACH ADVISOR
                                                       BASED  ON ITS  INDIVIDUAL  PERFORMANCE,  NOT  OVERALL
                                                       PROFITS  OF  THE  FUND.   UNITS  MAY  BE  SUBJECT  TO
                                                       REDUCTION  FOR  PROFIT  SHARES   ATTRIBUTABLE   TO  A
                                                       PARTICULAR  ADVISOR  EVEN  THOUGH THE NET ASSET VALUE
                                                       PER UNIT HAS DECLINED FROM THE PURCHASE PRICE OF SUCH
                                                       UNITS.

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

     (b) Holders:

(1) As of December 31, 2003, there were 816 holders of Units, including Kenmar and the Advisors. As of December 31, 2003, Marc S. Goodman owned 52.8321 Units in his individual retirement account, Kenneth A. Shewer owned 50.2517 Units in his individual retirement account and Kenmar owned 2,317.0232 Units.

     (c) Dividends:

(1) The Fund has made no distributions since trading commenced, nor does Kenmar presently intend to make any distributions in the future.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans:

(1) Not applicable.

REG. S-K ITEM 701(F)

During the fourth quarter of 2003, 15,370.5288 Units were sold for a total of $1,693,506.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements.


                                               Year ended       Year ended       Year ended        Year ended       Year ended
                                                12/31/03         12/31/02         12/31/01          12/31/00         12/31/99
                                                --------         --------         --------          --------         --------
Operations Data
Realized Gains (Losses)                       $3,085,074       $4,672,380        $2,479,061        $  (14,413)     $   130,990
Change in Unrealized                             (25,999)         631,477          (584,140)          960,207       (1,149,702)
Interest Income                                  127,729          170,849           517,609         1,129,270        1,082,050
Brokerage Commissions                           (232,081)        (184,293)         (239,616)          312,560          274,883
Managing Owner
     Brokerage Commissions                     2,009,917        1,647,208         1,566,968         1,911,158        2,616,529
Managing Owner Incentive fee                           0                0                 0                 0                0
Advisor Profit Shares                            507,299          934,498           465,428           198,721          109,313
Operating Expenses                               153,200          139,531            99,383           132,875          236,610
Net Income (Loss)                                284,307        2,569,176            41,135          (480,250)      (3,173,997)
Net Income (Loss) Per Unit                          1.47            15.20              0.24             (2.29)          (12.65)
     (Based on Weighted Average
     Number of Units
     Outstanding)
Increase (Decrease) in Net Asset Value              0.25            14.29             (0.53)            (2.57)          (13.61)
per Unit


                                                12/31/03         12/31/02          12/31/01          12/31/00         12/31/99
                                                --------         --------          --------          --------         --------
Financial Position Data:

Managing Owner's Capital                     $   257,247         $226,137          $196,966          $195,013         $280,146
Other Unitholders' Capital                    24,274,508       19,168,078        15,928,413        17,537,051       22,497,207
Total Capital                                 24,531,755       19,394,215        16,125,379        17,732,064       22,777,353
Net Asset Value Per Unit                          111.02          $110.77             96.48             97.01            99.58



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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Financial Statements.

     The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).

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

     The following paragraph presents a summary of the Fund's operations for the calendar year 2003. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

     As of December 31, 2003, the Net Asset Value of the Fund was $24,531,755, an increase of approximately 26.49% from its Net Asset Value of $19,394,215 at December 31, 2002. The Fund's subscriptions and redemptions for the year ended December 31, 2003, totaled $8,278,861 and $3,187,628, respectively. For the year ended December 31, 2003, the Fund had revenues comprised of $3,085,074 in realized trading gains, $(25,999) in unrealized trading losses and $127,729 of interest income. Total expenses and brokerage commissions for the year ended December 31, 2003 were $2,902,497. The Net Income for the year ended December 31, 2003 was $284,307. The Net Asset Value per Unit increased 0.23% from $110.77 at December 31, 2002, to $111.02 at December 31, 2003. The Fund's positive performance for the year ended December 31, 2003 resulted primarily from currencies, global stock indices and metals.

     As of December 31, 2002, the Net Asset Value of the Fund was $19,394,215, an increase of approximately 20.27% from its Net Asset Value of $16,125,379 at December 31, 2001. The Fund's subscriptions and redemptions for the year ended December 31, 2002, totaled $3,163,416 and $2,354,126, respectively. For the year ended December 31, 2002, the Fund had revenues comprised of $4,672,380 in realized trading gains, $631,477 in unrealized trading gains and $170,849 of interest income. Total expenses and brokerage commissions for the year ended December 31, 2002 were $2,905,530. The Net Income for the year ended December 31, 2002 was $2,569,176. The Net Asset Value per Unit increased 14.81% from $96.48 at December 31, 2001, to $110.77 at December 31, 2002. The Fund's positive performance for the year ended December 31, 2002 resulted primarily from global interest rates, currencies and global stock indices.

     As of December 31, 2001, the Net Asset Value of the Fund was $16,125,379, a decrease of approximately 9.06% from its Net Asset Value of $17,732,064 at December 31, 2000. The Fund's subscriptions and redemptions for the year ended December 31, 2001 totaled $2,242,654 and $3,766,020, respectively. For the year ended December 31, 2001, the Fund had revenues comprised of $2,479,061 in realized trading gains, $(584,140) in change in unrealized trading losses and $517,609 in interest income. Total expenses and brokerage commissions for the year ended December 31, 2001 were $2,371,395. The Net Income for the year ended December 31, 2001 was $41,135. The Net Asset Value per Unit at December 31, 2001 decreased 0.55% from $97.01 at December 31, 2000 to $96.48 at December 31, 2001. The Fund's trading gains during 2001 resulted primarily from global interest rates, currencies, global stock indices and grains, but, net of offering costs, the Fund experienced a negative compounded rate of return of (0.55)%.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K appears herewith.

SELECTED QUARTERLY FINANCIAL DATA

     The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2003 and 2002.


                                             1ST QUARTER      2ND QUARTER        3RD QUARTER       4TH QUARTER
                                                 2003             2003              2003              2003
                                            --------------- -----------------  ----------------  ----------------
         Gain (Loss) from trading              $ 1,171,236         $ 916,963     $  (1,028,023)      $ 1,766,818
         Net Investment (Loss)                    (657,529)         (690,854)         (517,055)         (677,249)
         Net Income (Loss)                         513,707           226,109        (1,545,078)        1,089,569
         Net Income (Loss) per unit                   2.92              1.20             (7.82)             5.11

         Increase (Decrease) in Net Asset
         Value per Unit                               2.21              0.92             (7.80)             4.92

         Net Asset Value per Unit at end
         of period                                  112.98            113.90            106.10            111.02


                                             1ST QUARTER      2ND QUARTER        3RD QUARTER      4TH QUARTER
                                                 2002             2002              2002              2002
                                            --------------- -----------------  ----------------  ---------------
         Gain (Loss) from trading              $  (524,692)      $ 1,684,268       $ 3,607,446        $ 352,542
         Net Investment (Loss)                    (363,768)         (619,320)       (1,083,044)        (484,256)
         Net Income (Loss)                        (888,460)        1,064,948         2,524,402         (131,714)
         Net Income (Loss) per unit                  (5.27)             6.28             15.03            (0.78)

         Increase (Decrease) in Net Asset
         Value per Unit                              (5.32)             6.20             14.84            (1.43)

         Net Asset Value per Unit at end
         of period                                   91.16             97.36            112.20           110.77



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

ITEM 9A. CONTROLS AND PROCEDURES

     Kenmar Advisory Corp., the Managing Owner of the Fund, with the participation of the Managing Owner's Chief Executive Officer, President and Director, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the

Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls over financial reporting that occurred during our most recent fiscal quarter with respect to the Fund or in other factors applicable to the Fund that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

MS. MAUREEN HOWLEY (born 1967), Senior Vice President and Chief Financial Officer, joined Kenmar in July 2003. She is responsible for corporate finance and administration. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity trading advisor, where she had held positions of increasing responsibility from September 1996 to July 2001. She began her career in September 1989 at Deloitte & Touche. She held many positions of increasing responsibility for seven years, and left as Audit Senior Manager in July 1996 to join John W. Henry & Company, Inc. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

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

MR. JAMES DODD (born 1951), Managing Director, joined Kenmar in 2002. He is responsible for structuring and marketing investment products to insurance companies and other financial institutions. Mr. Dodd has almost twenty years of experience in investment banking and marketing structured investment products, working at Chesapeake Capital, Hoak, Breedlove, Wesneski, Continental Bank and Boettcher & Co. Prior to joining Kenmar, Mr. Dodd was the Chief Financial Officer at VE Group, a company that specialized in venture capital investments from 2000. Prior to that Mr. Dodd was Managing Director, Financial Institutions Marketing, for Chesapeake Capital from 1997. Previously, Mr. Dodd held various positions at distinguished banks and other financial institutions. Mr. Dodd received an A.B. degree from Cornell University in 1974 and an M.B.A. degree from the University of Chicago in 1983.

Each director of Kenmar serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of Kenmar are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in the following entities, all of which are affiliates of Kenmar: Kenmar Global Strategies Inc., Kenmar Holdings Inc., Kenmar Investment Adviser Corp., Kenmar Securities, Inc. and Kenmar Global
Investment Management Inc. In addition, Mr. Shewer is a director of KAS Commodities Inc., Mr. Goodman is a director of MSG Commodities Inc. and both are managing members of Kenmar Greenwich Holdings LLC.

     (c) Identification of Certain Significant Employees:
None.

     (d) Family Relationships:
Mrs. Esther Eckerling Goodman is married to Mr. Marc S. Goodman.

     (e) Business Experience:
See Item 10(a) and (b) above.

     (f) Involvement in Certain Legal Proceedings:
None.

     (g) Promoters and Control Persons:
Not applicable.

     (h) Audit Committee Financial Expert

     The Fund itself does not have any employees. Kenmar acts as managing owner of the Fund. The Board of Directors of Kenmar has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Maureen Howley, as the Chief Financial Officer of Kenmar and as a member of the Internal Controls and Disclosure Committee, serves as the "audit committee financial expert" for Kenmar. Ms. Howley is not a member of the Board of Directors and she is not independent of management.

     (i) Code of Ethics

     Kenmar has adopted a code of ethics for its chief executive officer, chief financial officer, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Kenmar, Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831 or by calling (203) 861-1000.

ITEM 11. EXECUTIVE COMPENSATION

     The Fund has no directors or executive officers. The business of the Fund is managed by Kenmar which is responsible for the administration of the business affairs of the Fund and receives the compensation described in Item 1 hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

REG. S-K ITEM 201(D)

     (a) Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

REG. S-K ITEM 403

     (a) Security Ownership of Certain Beneficial Owners and Management:

As of December 31, 2003, no person or "group" is known to the registrant to be the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:

As of December 31, 2003, the following officers of Kenmar beneficially owned the following number of Units:

              NAME OF BENEFICIAL          NUMBER OF UNITS         PERCENTAGE OF
                    OWNER                      OWNED                  CLASS

              Marc S. Goodman                 52.8321             Less than 1%
              Kenneth A. Shewer               50.2517             Less than 1%

As of December 31, 2003, Kenmar has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

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

     (d) Transactions with Promoters:

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth information with respect to services provided to us by Arthur F. Bell, Jr. & Associates, L.L.C., our independent certified public accountants, for the years ended December 31, 2003 and 2002.


                                               2003                  2002

Audit fees billed for the year ..........    $41,196               $37,113
Audit-related fees ......................          0                     0
Tax fees ................................      5,500                 4,200
All other fees ..........................          0                     0

         Total ..........................    $46,696               $41,313
                                             =======               =======

     (a) Audit Fees.

     Consists of aggregate fees billed to us by Arthur F. Bell, Jr. & Associates, L.L.C. for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters.

     (b) Audit-Related Fees.

     Consists of aggregate fees billed to us by Arthur F. Bell, Jr. & Associates, L.L.C. for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

     (c) Tax Fees.

     Consists of aggregate fees billed to us by Arthur F. Bell, Jr. & Associates, L.L.C. for each of the last two fiscal years for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit issues.

     (d) All Other Fees.

     Consists of other fees billed to us by Arthur F. Bell, Jr. & Associates, L.L.C. for each of the last two fiscal years for products and services other than the services reported above.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

  1. Independent Report......................................................F-1
     Statements  of  Financial  Condition  as of
     December  31, 2003 and 2002 (Audited)...................................F-2
     Condensed Schedule of Investments as of December 31, 2003
        (Audited)............................................................F-3
     Statements of Operations For the Years Ended December 31, 2003, 2002
        and 2001 (Audited)...................................................F-4
     Statements of Cash Flows For the Years Ended December 31, 2003, 2002
        and 2001 (Audited)...................................................F-5
     Statements of Changes in Unitholders' Capital (Net Asset Value)
        For the Years Ended December 31, 2003, 2002 and 2001
        (Audited)............................................................F-6
     Notes to Financial Statements (Audited)............................F-7-F-12

2. Exhibits.

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

23.2                     Consent of Arthur F.  Bell,  Jr. &  Associates,  L.L.C.
                         (Included herein at page F-1.)

31.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to Rules 13a-14 and 15(d)-14 of the Securities Exchange Act of 1934.

31.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01 Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C.
                         Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

The Fund did not file any reports on Form 8-K during the fourth quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.



                         KENMAR GLOBAL TRUST

                         By: Kenmar Advisory Corp., managing owner

                         By: /s/Kenneth A. Shewer
                             ----------------------------
                             Kenneth A. Shewer
                             Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2004.



                         KENMAR GLOBAL TRUST

                         By: Kenmar Advisory Corp., managing owner


                         By: /s/Kenneth A. Shewer
                             ----------------------------
                             Kenneth A. Shewer
                             Chairman and Director
                             (Principal Executive Officer)

                         By: /s/Maureen Howley
                             ----------------------------
                             Maureen Howley
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting
                             Officer for the Fund)

                          INDEPENDENT AUDITOR'S REPORT



To the Unitholders
Kenmar Global Trust

We have audited the accompanying statements of financial condition of Kenmar Global Trust as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 2003 and 2002, and the results of its operations, cash flows and changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
Hunt Valley, Maryland
February 16, 2004, except for Note 7
as to which the date is March 9, 2004

                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                                           2003                       2002
                                                                       ------------                -----------
ASSETS
    Equity in broker trading accounts
        Cash                                                           $ 21,617,196                $10,076,868
        Unrealized gain on open contracts                                 1,082,839                  1,074,472
                                                                       ------------                -----------
             Deposits with brokers                                       22,700,035                 11,151,340

    Cash and cash equivalents                                             2,334,203                  8,569,208
    Unrealized gain (loss) on open forward contracts                        (31,040)                     3,326
    Subscriptions receivable                                                 30,000                          0
                                                                       ------------                -----------
             Total assets                                              $ 25,033,198                $19,723,874
                                                                       ============                ===========
LIABILITIES
    Accounts payable                                                   $     50,629                $    37,706
    Commissions and other trading fees on open contracts                      4,673                        800
    Managing Owner brokerage commissions                                    181,331                    142,204
    Advisor profit shares                                                   156,471                     60,105
    Redemptions payable                                                     107,914                     85,655
    Redemption charges payable to Managing Owner                                425                      3,189
                                                                       ------------                -----------
             Total liabilities                                              501,443                    329,659
                                                                       ------------                -----------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Owner - 2,317.0232 and 2,041.4999 units                        257,247                    226,137
       outstanding at December 31, 2003 and 2002
    Other Unitholders - 218,640.2418 and 173,044.1212
       units outstanding at December 31, 2003 and 2002                   24,274,508                 19,168,078
                                                                       ------------                -----------
             Total unitholders' capital

               (Net Asset Value)                                         24,531,755                 19,394,215
                                                                       ------------                -----------
                                                                       $ 25,033,198                $19,723,874
                                                                       ============                ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003

                           --------------------------


LONG FUTURES CONTRACTS

                  Description                                           Value                 % of Net Asset Value
                  -------------------------------------------      -------------              --------------------
                  Agricultural                                     $      12,694                       0.05%
                  Currency                                               297,693                       1.21%
                  Energy                                                 (40,699)                     (0.16)%
                  Interest rate                                           21,480                       0.09%
                  Metals                                                 757,821                       3.09%
                  Stock index                                            336,835                       1.37%
                  Other                                                     (261)                      0.00%
                                                                   -------------                ------------
                          TOTAL LONG FUTURES CONTRACTS             $   1,385,563                       5.65%
                                                                   -------------                ------------

SHORT FUTURES CONTRACTS

                  Description                                           Value                 % of Net Asset Value
                  -------------------------------------------      -------------              --------------------
                  Agricultural                                     $       7,048                       0.03%
                  Currency                                                19,684                       0.08%
                  Energy                                                     (93)                      0.00
                  Interest rate                                            3,069                       0.01%
                  Metals                                                (340,931)                     (1.39)%
                  Stock index                                              8,499                       0.03%
                                                                   -------------                ------------
                          TOTAL SHORT FUTURES CONTRACTS            $    (302,724)                     (1.24)%
                                                                   -------------                ------------
                          TOTAL FUTURES CONTRACTS                  $   1,082,839                       4.41%
                                                                   =============                ============


FORWARD CURRENCY CONTRACTS

                  Description                                           Value                 % of Net Asset Value
                  -------------------------------------------      -------------              --------------------
                  Long forward currency contracts                  $     (18,061)                     (0.07)%
                  Short forward currency contracts                 $     (12,979)                     (0.05)%
                                                                   =============                ============
                  TOTAL FORWARD CURRENCY CONTRACTS                 $     (31,040)                     (0.12)%
                                                                   =============                ============


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001


                                                                         2003                      2002                    2001
                                                                         ----                      ----                    ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                                       $ 3,085,074              $ 4,672,380              $ 2,479,061
       Change in unrealized                                               (25,999)                 631,477                 (584,140)
       Brokerage commissions                                             (232,081)                (184,293)                (239,616)
                                                                      -----------              -----------              -----------
           Gain from trading                                            2,826,994                5,119,564                1,655,305
                                                                      -----------              -----------              -----------
NET INVESTMENT (LOSS)

    Income
       Interest income                                                    127,729                  170,849                  517,609
                                                                      -----------              -----------              -----------
    Expenses
       Managing Owner brokerage commissions                             2,009,917                1,647,208                1,566,968
       Advisor profit shares                                              507,299                  934,498                  465,428
       Operating expenses                                                 153,200                  139,531                   99,383
                                                                      -----------              -----------              -----------
           Total expenses                                               2,670,416                2,721,237                2,131,779
                                                                      -----------              -----------              -----------
           Net investment (loss)                                       (2,542,687)              (2,550,388)              (1,614,170)
                                                                      -----------              -----------              -----------
           NET INCOME                                                 $   284,307              $ 2,569,176              $    41,135
                                                                      ===========              ===========              ===========
NET INCOME PER UNIT
    (based on weighted average number of
    units outstanding during the year)                                $      1.47              $     15.20              $      0.24
                                                                      ===========              ===========              ===========
INCREASE (DECREASE) IN NET ASSET
VALUE PER UNIT                                                        $      0.25              $     14.29              $     (0.53)
                                                                      ===========              ===========              ===========



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001


                                                                               2003                 2002                   2001
                                                                               ----                 ----                   ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                           $    284,307           $  2,569,176           $     41,135
       Adjustments to reconcile net income
       to net cash from operating activities:
          Net change in unrealized                                             25,999               (631,477)               584,140
          Increase (decrease) in accounts payable and
              accrued expenses                                                152,289                 54,328               (100,111)
                                                                         ------------           ------------           -------------
              Net cash from operating activities                              462,595              1,992,027                525,164
                                                                         ------------           ------------           -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                       8,248,861              3,163,416              2,242,654
    Offering costs paid                                                      (238,000)              (109,630)              (124,454)
    Redemption of units                                                    (3,168,133)            (2,343,977)            (4,010,064)
                                                                         ------------           ------------           -------------
          Net cash from (for) financing activities                          4,842,728                709,809             (1,891,864)
                                                                         ------------           ------------           -------------
Net increase (decrease) in cash and cash equivalents                        5,305,323              2,701,836             (1,366,700)

CASH AND CASH EQUIVALENTS
    Beginning of year                                                      18,646,076             15,944,240             17,310,940
                                                                         ------------           ------------           -------------
    End of year                                                          $ 23,951,399           $ 18,646,076           $ 15,944,240
                                                                         ============           ============           =============
END OF YEAR CASH AND CASH EQUIVALENTS CONSISTS OF:
    Cash in broker trading accounts                                      $ 21,617,196           $ 10,076,868           $ 10,297,595
    Cash and cash equivalents                                               2,334,203              8,569,208              5,646,645
                                                                         ------------           ------------           -------------
          Total end of year cash and cash equivalents                    $ 23,951,399           $ 18,646,076           $ 15,944,240
                                                                         ============           ============           =============



                             See accompanying notes.

                               KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2003, 2002 and 2001


                                                                                    Unitholders' Capital
                                                       Total          --------------------------------------------------
                                                     Number of        Managing            Other
                                                       Units           Owner           Unitholders             Total
                                                    ------------      --------         -----------          -----------
Balances at
    December 31, 2000                               182,793.6866      $195,013         $17,537,051          $17,732,064

Net income for the year
    ended December 31, 2001                                                480              40,655               41,135

Additions                                            23,090.2782         3,000           2,239,654            2,242,654

Redemptions                                         (38,749.0103)            0          (3,766,020)          (3,766,020)

Offering costs                                                          (1,527)           (122,927)            (124,454)
                                                    ------------      --------         -----------          -----------
Balances at December 31, 2001                       167,134.9545       196,966          15,928,413           16,125,379

Net income for the year
    ended December 31, 2002                                             30,486           2,538,690            2,569,176

Additions                                            31,247.2738             0           3,163,416            3,163,416

Redemptions                                         (23,296.6072)            0          (2,354,126)          (2,354,126)

Offering costs                                                          (1,315)           (108,315)            (109,630)
                                                    ------------      --------         -----------          -----------
Balances at                                         175,085.6211       226,137          19,168,078           19,394,215
    December 31, 2002

Net income for the year
    ended December 31, 2003                                              3,749             280,558              284,307

Additions                                            74,176.8974        30,000           8,248,861            8,278,861

Redemptions                                         (28,305.2535)            0          (3,187,628)          (3,187,628)

Offering costs                                                          (2,639)           (235,361)            (238,000)
                                                    ------------      --------         -----------          -----------
Balances at
    December 31, 2003                               220,957.2650      $257,247         $24,274,508          $24,531,755
                                                    ============      ========         ===========          ===========



                                         Net Asset Value Per Unit
                               ----------------------------------------------
                                                 December 31,
                                2003                 2002               2001
                                ----                 ----               ----
                               $111.02              $110.77            $96.48
                               =======              =======            ======


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                          NOTES TO FINANCIAL STATEMENTS

                               -------------------



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


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               -------------------



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

Note 2.  MANAGING OWNER

         The Managing Owner of the Fund is Kenmar Advisory Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At December 31, 2003, the Managing Owner has a net worth in excess of $1,000,000.

         Effective May 9, 2003, the Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value. Prior to May 9, 2003, the Managing Owner brokerage commissions were equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund. For the years ended December 31, 2003, 2002 and 2001, brokerage commissions equated to an approximate round-turn equivalent rate of $62, $64 and $60, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 2003, 2002 and 2001.


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               -------------------



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

         The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, beginning with the end of the sixth month after such Units are sold, subject to restrictions in the Declaration of Trust and Trust Agreement. Units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,845, $4,872 and $9,407 during 2003, 2002 and 2001, respectively.

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


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               -------------------



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


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               -------------------



Note 7.  SUBSEQUENT EVENTS

         Effective March 1, 2004, the monthly Managing Owner brokerage commissions are equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund's beginning of month Net Asset Value in excess of $25 million.

         Units purchased after March 1, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase. Units purchased prior to March 1, 2004 remain subject to the previous schedule of redemption charges as described in Note 5.


                             See accompanying notes.

                               KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               -------------------



Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.


                                                                               2003            2002           2001
                                                                               ----            ----           ----
         PER UNIT PERFORMANCE
         (FOR A UNIT OUTSTANDING THROUGHOUT THE ENTIRE YEAR)
         Net asset value per unit at beginning of year                        $110.77        $ 96.48         $ 97.01
                                                                              -------        -------         -------
         INCOME FROM OPERATIONS:
                 Gain from trading (1)                                          14.61          30.03            9.75
                 Net investment (loss) (1)                                     (13.13)        (15.09)          (9.54)
                                                                              -------        -------         -------
                        Total income from operations                             1.48          14.94            0.21
                                                                              -------        -------         -------
         Offering costs (1)                                                     (1.23)         (0.65)          (0.74)
                                                                              -------        -------         -------
         Net asset value per unit at end of year                              $111.02        $110.77         $ 96.48
                                                                              =======        =======         =======
         TOTAL RETURN                                                            0.23%         14.81%          (0.55)%
                                                                              =======        =======         =======
         SUPPLEMENTAL DATA

         RATIOS TO AVERAGE NET ASSET VALUE:
                 Expenses prior to advisor profit shares                        (9.97)%       (10.73)%        (10.16)%
                 Advisor profit shares                                          (2.34)%        (5.61)%         (2.84)%
                                                                              -------        -------         -------
                        Total expenses                                         (12.31)%       (16.34)%        (13.00)%
                                                                              =======        =======         =======
                 Net investment (loss) (2)                                      (9.38)%        (9.71)%         (7.00)%
                                                                              =======        =======         =======


         TOTAL RETURNS ARE CALCULATED BASED ON THE CHANGE IN VALUE OF A UNIT DURING THE YEAR. AN INDIVIDUAL UNITHOLDER'S TOTAL RETURNS AND RATIOS MAY VARY FROM THE ABOVE TOTAL RETURNS AND RATIOS BASED ON THE TIMING OF ADDITIONS AND REDEMPTIONS.

         -----------------------
         (1) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the year. The gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

         (2)      Excludes advisor profit shares.


                             See accompanying notes.

                                  EXHIBIT INDEX

Exhibit Number               Description of Document                 Page Number
--------------               -----------------------                 -----------

     31.01        Certification  of  Kenneth A.  Shewer,  Chief          E-2
                  Executive Officer, pursuant to Rules 13a-14 and 15(d)-14 of the Securities Exchange Act of 1934.

     31.02        Certification of Maureen Howley,  Senior Vice          E-3
                  President   and  Chief   Financial   Officer,
                  pursuant to Rules 13a-14 and 15(d)-14 of the Securities Exchange Act of 1934.

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