Form 10-Q
period 2004-03-31
KENMAR GLOBAL TRUST
filed 2004-05-17
CIK 1019561

May 17, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Kenmar Global Trust
          Commission File #333-9898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2004.

                               Very truly yours,

                               Kenneth A. Shewer
                               Chairman and Director
                               (Principal Executive Officer)
                               Kenmar Advisory Corp., Managing Owner
                               Kenmar Global Trust



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

                                ---------------

                X  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2004
                                  ------------

                        Commission File Number 333-9898
                                  ------------

                              KENMAR GLOBAL TRUST
                              -------------------

           (Exact name of registrant as specified in its charter)

           Delaware                                  06-6429854
    -----------------------            ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                                Two American Lane
                                  P.O. Box 5150
                         Greenwich, Connecticut  06831
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code:  (203) 861-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]


                             KENMAR GLOBAL TRUST
                         QUARTER ENDED MARCH 31, 2004
                              TABLE OF CONTENTS
                              -----------------

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION                                         1

    Item 1.   Financial Statements                                     1

              Statements of Financial Condition as
                of March 31, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            3

              Condensed Schedule of Investments as
                of March 31, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            4

              Statements of Operations For the Three Months
                Ended March 31, 2004 and 2003 (Unaudited)              5

              Statements of Cash Flows For the Three Months
                Ended March 31, 2004 and 2003 (Unaudited)              6

              Statements of Changes in Unitholders' Capital
                (Net Asset Value) For the Three Months Ended
                March 31, 2004 and 2003 (Unaudited)                    7

              Notes to Financial Statements (Unaudited)              8 - 12

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  13 - 14

    Item 4.  Controls and Procedures                                   15

PART II - OTHER INFORMATION

    ITEM 2.  Changes in Securities                                     16

    Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                             18

CERTIFICATIONS                                                      19 - 20

EXHIBIT INDEX                                                         E-1

EXHIBIT 99.1  Certification of Kenneth A. Shewer, Chief
                Executive Officer, pursuant to 18 U.S.C.
                Section 1350, as enacted by Section 906 of
                The Sarbanes-Oxley Act of 2002                        E-2

EXHIBIT 99.1  Certification of Maureen D. Howley, Senior Vice
                President and Chief Financial Officer, pursuant
                to 18 U.S.C. Section 1350, as enacted by Section
                906 of The Sarbanes-Oxley Act of 2002                 E-3



                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                KENMAR GLOBAL TRUST
                         STATEMENTS OF FINANCIAL CONDITION
            March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                                     March 31,   December 31,
                                                       2004          2003
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $17,824,107   $21,617,196
    Unrealized gain on open contracts                  869,530     1,082,839
                                                   -----------   -----------

      Deposits with brokers                         18,693,637    22,700,035

    Cash and cash equivalents                        7,793,305     2,334,203
    Unrealized (loss) on open forward contracts        (14,012)      (31,040)
    Subscriptions receivable                           122,500        30,000
                                                   -----------   -----------

      Total assets                                 $26,595,430   $25,033,198
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    28,242   $    50,629
  Offering costs payable                                33,000             0
  Commissions and other trading fees
    on open contracts                                    5,999         4,673
  Managing Owner brokerage commissions                 184,106       181,331
  Advisor profit shares                                171,336       156,471
  Redemptions payable                                  128,490       107,914
  Redemption charges payable to
    Managing Owner                                           0           425
                                                   -----------   -----------

      Total liabilities                                551,173       501,443
                                                   -----------   -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
  Managing Owner - 2,317.0232 units
    outstanding at March 31, 2004 and
    December 31, 2003                                  265,262       257,247
  Other Unitholders - 225,175.4819 and
    218,640.2418 units outstanding at
    March 31, 2004 and December 31, 2003            25,778,995    24,274,508
                                                   -----------   -----------

      Total unitholders' capital
        (Net Asset Value)                           26,044,257    24,531,755
                                                   -----------   -----------

                                                   $26,595,430   $25,033,198
                                                   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                         CONDENSED SCHEDULE OF INVESTMENTS
             March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                      March 31, 2004       December 31, 2003
                                   --------------------  ---------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $  100,705    0.39 %   $   12,694    0.05 %
  Currency                             14,124    0.05 %      297,693    1.21 %
  Energy                              (42,256)  (0.16)%      (40,699)  (0.16)%
  Interest rate                       426,884    1.64 %       21,480    0.09 %
  Metals                              248,144    0.95 %      757,821    3.09 %
  Stock index                         119,187    0.46 %      336,835    1.37 %
  Other                                     0    0.00 %         (261)   0.00 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $  866,788    3.33%    $1,385,563    5.65 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $    1,546    0.01 %   $    7,048    0.03 %
  Currency                             97,635    0.37 %       19,684    0.08 %
  Energy                              (28,830)  (0.11)%          (93)   0.00 %
  Interest rate                        35,024    0.13 %        3,069    0.01 %
  Metals                             (106,937)  (0.41)%     (340,931)  (1.39)%
  Stock index                           4,304    0.02 %        8,499    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $    2,742    0.01 %   $ (302,724)  (1.24)%
                                   ----------   -------   ----------   -------

  Total futures contracts          $  869,530    3.34 %   $1,082,839    4.41 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $   (2,835)  (0.01)%   $  (18,061)  (0.07)%
  Short forward currency contracts    (11,177)  (0.04)%      (12,979)  (0.05)%
                                   ----------   -------   ----------   -------

  Total forward currency contracts $  (14,012)  (0.05)%   $  (31,040)  (0.12)%
                                   ==========   =======   ==========   =======


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2004 and 2003
                                    (Unaudited)
                                    -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Realized                                        $ 1,758,627   $ 2,270,356
  Change in unrealized                               (196,281)   (1,035,336)
  Brokerage commissions                               (69,099)      (63,784)
                                                  -----------   -----------

            Gain from trading                       1,493,247     1,171,236
                                                  -----------   -----------

NET INVESTMENT (LOSS)
  Income
    Interest income                                    56,158        47,709
                                                  -----------   -----------

  Expenses
    Managing Owner brokerage commissions              556,251       487,593
    Advisor profit shares                             171,336       196,750
    Operating expenses                                 21,434        20,895
                                                  -----------   -----------

            Total expenses                            749,021       705,238
                                                  -----------   -----------

            Net investment (loss)                    (692,863)     (657,529)
                                                  -----------   -----------

            NET INCOME                            $   800,384   $   513,707
                                                  ===========   ===========

NET INCOME PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                                         $      3.60   $      2.92
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER UNIT              $      3.46   $      2.21
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2004          2003
                                                      ----          ----
Cash flows from operating activities
  Net income                                      $   800,384   $   513,707
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net change in unrealized                        196,281     1,035,336
      Increase (decrease) in accounts payable
        and accrued expenses                           (3,421)     154,982
                                                  -----------   -----------

            Net cash from operating activities        993,244     1,704,025
                                                  -----------   -----------

Cash flows from financing activities
  Addition of units                                 1,451,094     1,925,885
  Redemption of units                                (778,325)   (1,077,247)
  Offering costs paid                                       0        (5,416)
                                                  -----------   -----------

            Net cash from financing activities        672,769       843,222
                                                  -----------   -----------

Net increase in cash and cash equivalents           1,666,013     2,547,247

Cash and cash equivalents
  Beginning of period                              23,951,399    18,646,076
                                                  -----------   -----------

  End of period                                   $25,617,412   $21,193,323
                                                  ===========   ===========

End of period cash and cash
  equivalents consists of:
    Cash in broker trading accounts               $17,824,107   $11,868,389
    Cash and cash equivalents                       7,793,305     9,324,934
                                                  -----------   -----------

            Total end of period cash and
              cash equivalents                    $25,617,412   $21,193,323
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                               Unitholders' Capital
                            Total      -------------------------------------
                          Number of    Managing       Other
                            Units        Owner     Unitholders      Total
                        ------------   ---------   -----------   -----------

Three Months Ended March 31, 2004
---------------------------------

Balances at
 December 31, 2003      220,957.2650  $  257,247  $ 24,274,508  $ 24,531,755

Net income for the
 three months ended
 March 31, 2004                            8,356       792,028       800,384

Additions                13,574.6804           0     1,543,594     1,543,594

Redemptions              (7,039.4403)          0      (798,476)     (798,476)

Offering costs                              (341)      (32,659)      (33,000)
                        ------------  ----------  ------------  ------------

Balances at
 March 31, 2004         227,492.5051  $  265,262  $ 25,778,995  $ 26,044,257
                        ============  ==========  ============  ============


Three Months Ended March 31, 2003
---------------------------------

Balances at
 December 31, 2002      175,085.6211  $  226,137  $ 19,168,078  $ 19,394,215

Net income for the
 three months ended
 March 31, 2003                            5,908       507,799       513,707

Additions                16,983.4892           0     1,940,885     1,940,885

Redemptions              (9,639.3412)          0    (1,118,059)   (1,118,059)

Offering costs                            (1,398)     (118,602)     (120,000)
                        ------------  ----------  ------------  ------------

Balances at
 March 31, 2003         182,429.7691  $  230,647  $ 20,380,101  $ 20,610,748
                        ============  ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $    110.77
                                           ===========
  March 31, 2003                           $    112.98
                                           ===========
  December 31, 2003                        $    111.02
                                           ===========
  March 31, 2004                           $    114.48
                                           ===========



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

         Effective March 1, 2004, the Managing Owner is paid monthly brokerage commissions ("Managing Owner brokerage commissions") equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund's beginning of month Net Asset Value in excess of $25 million. During the period May 9, 2003 to February 29, 2004, the Managing Owner brokerage commissions were equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value. Prior to May 9, 2003, the Managing Owner brokerage commissions were equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value.

         The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund.

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2004 and 2003.


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

         Units purchased on or before March 1, 2004 and redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. Units purchased after March 1, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $1,065 and $0 during the three months ended March 31, 2004 and 2003, respectively.


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

Note 7.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statement of financial condition as of March 31, 2004, including the March 31, 2004 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2004 and 2003, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                            March 31,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
         Per Unit Performance
         (for a unit outstanding throughout
          the entire period)
         ----------------------------------

         Net asset value per unit at
           beginning of period                       $  111.02     $  110.77
                                                     ---------     ---------

         Income (loss) from operations:
            Gain from trading (1)                         6.72          6.63
            Net investment (loss) (1)                    (3.11)        (3.74)
                                                     ---------     ---------

                Total income from operations              3.61          2.89
                                                     ---------     ---------

         Offering costs (1)                              (0.15)        (0.68)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $  114.48     $  112.98
                                                     =========     =========

         Total Return (2)                                 3.12 %        1.99 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (3)                                 (9.23)%      (10.14)%
            Advisor profit shares (2)                    (0.68)%       (0.98)%
                                                        -------       -------

                Total expenses                           (9.91)%      (11.12)%
                                                        =======       =======

            Net investment (loss) (3), (4)               (8.33)%       (9.19)%
                                                        =======       =======


         Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         ---------------
         (1) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
         (2)  Not annualized.
         (3)  Annualized.
         (4)  Excludes advisor profit shares.


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

There are three primary factors that affect the Fund's capital resources:
(i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Unitholders of the Fund (the "Unitholders"), and (iii) the capital invested or redeemed by the Fund's managing owner, Kenmar Advisory Corp. ("Kenmar"). Kenmar has maintained, and has agreed to maintain, at all times a one percent (1%) interest in the Fund. All capital contributions by Kenmar necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Kenmar, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles as described in the Fund's Amended and Restate Declaration of Trust and Trust Agreement dated as of December 17, 1996 (the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

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

As of March 31, 2004, the Net Asset Value of the Fund was $26,044,257, an increase of approximately 6.17% from its Net Asset Value of $24,531,755 at December 31, 2003. The Fund's subscriptions and redemptions for the quarter ended March 31, 2004, totaled $1,543,594 and $798,476, respectively. For the quarter ended March 31, 2004, the Fund had revenue comprised of $1,758,627 in realized trading gains, $(196,281) in change in unrealized trading losses, and $56,158 in interest income compared to revenue comprised of $2,270,356 in realized trading gains, $(1,035,336) in change in unrealized trading losses and $47,709 in interest income for the same period in 2003. Total gain from trading for the first quarter of 2004 increased by $322,011 from the same period for 2003, and total expenses increased by $43,783 between these periods. The Net Asset Value per Unit at March 31, 2004 increased 3.12% from $111.02 at December 31, 2003, to $114.48 at March 31, 2004.

The Fund's positive performance for the quarter ended March 31, 2004, resulted primarily from gains in global interest rates as fixed income prices moved higher on economic strength coupled with generally low inflation. Positions in metals also posted profits as copper reached nine-year highs amid declining inventories in the face of growing consumption in the U.S. and surging demand in Asia. In the energy complex, crude prices climbed over the quarter first due to bitter cold in the Northeast and then as OPEC declared its intent to keep supplies tight, even as refinery
inventories remained low.   Slightly offsetting the first quarter gains was a
small loss in tropicals.


             Past performance is not indicative of future results.
   As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Liquidity. Units may be redeemed at Net Asset Value, at a Unitholder's option, as of the close of business on the last day of each month, beginning with the 6th month-end following their sale. Units redeemed prior to the 18th month-end after sale are subject to redemption charges of varying amounts as described in Note 5. of the interim financial statements. After the end of the 18th month, there is no charge for redemption. Requests for redemption must be received at least ten (10) days prior to the proposed date of redemption.

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

Item 4.  Controls and Procedures

Kenmar Advisory Corp., the Managing Owner of the Fund, with the participation of the Managing Owner's Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report.
Based on their evaluation, the Chief Executive Officer and Senior Vice President have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities

During the first quarter of 2004, 13,574.6804 Units were sold for a total of $1,543,593.67.


Item 6.  Exhibits and Reports in Form 8-K.

(a)  Exhibits:  See Exhibit Index on page E-1 hereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 2004.

                                  KENMAR GLOBAL TRUST
                                  By:  Kenmar Advisory Corp., managing owner



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of May, 2004.

                                  KENMAR GLOBAL TRUST
                                  By:  Kenmar Advisory Corp., managing owner



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman and Director




                                  By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                      Chief Financial Officer

                                   CERTIFICATION


I, Kenneth A. Shewer, Chief Executive Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

1.I have reviewed this quarterly report on Form 10-Q of the Fund;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                    By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      May 17, 2004

                                   CERTIFICATION


I, Maureen D. Howley, Senior Vice President and Chief Financial
Officer of Kenmar Advisory Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

1.I have reviewed this quarterly report on Form 10-Q of the Fund;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                     By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                      Chief Financial Officer
                                      May 17, 2004

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

     99.2               Certification of Maureen D. Howley,             E-3
                        Senior Vice President and Chief
                        Financial Officer, pursuant to 18 U.S.C.
                        Section 1350, as enacted by Section 906
                        of The Sarbanes-Oxley Act of 2002



                                                                   Exhibit 99.1

          Certification of Kenneth A. Shewer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Kenneth A. Shewer, the Chief Executive Officer of Kenmar Advisory Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended March 31, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended March 31, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      May 17, 2004


                                      E-2

                                                                   Exhibit 99.2

          Certification of Maureen D. Howley, Senior Vice President and
         Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Maureen D. Howley, the Senior Vice President and Chief Financial Officer of Kenmar Advisory Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended March 31, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended March 31, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                        Chief Financial Officer
                                      May 17, 2004


                                        E-3