Form 10-Q
period 2004-06-30
KENMAR GLOBAL TRUST
filed 2004-08-13
CIK 1019561

August 12, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Kenmar Global Trust
          Commission File #333-9898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2004.

                               Very truly yours,

                               Kenneth A. Shewer
                               Chairman and Director
                               (Principal Executive Officer)
                               Preferred Investment Solutions Corp.
                               Managing Owner
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

                      For the Quarter Ended June 30, 2004
                                  ------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]


                             KENMAR GLOBAL TRUST
                         QUARTER ENDED JUNE 30, 2004
                              TABLE OF CONTENTS
                              -----------------

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION                                         1

    Item 1.   Financial Statements                                     1

              Statements of Financial Condition as
                of June 30, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            3

              Condensed Schedule of Investments as
                of June 30, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            4

              Statements of Operations For the Three Months
                Ended June 30, 2004 and 2003 and For the
                Six Months Ended June 30, 2004 and 2003
                (unaudited)                                            5

              Statements of Cash Flows For the Six Months
                Ended June 30, 2004 and 2003 (Unaudited)               6

              Statements of Changes in Unitholders' Capital
                (Net Asset Value) For the Six Months Ended
                June 30, 2004 and 2003 (Unaudited)                     7

              Notes to Financial Statements (Unaudited)              8 - 12

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  13 - 14

    Item 4.  Controls and Procedures                                   15

PART II - OTHER INFORMATION

    ITEM 2.  Changes in Securities                                     16

    Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                             18

CERTIFICATIONS                                                      19 - 20

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



                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                KENMAR GLOBAL TRUST
                         STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                                     June 30,   December 31,
                                                       2004          2003
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $15,884,687   $21,617,196
    Unrealized gain (loss) on open contracts          (164,373)    1,082,839
                                                   -----------   -----------

      Deposits with brokers                         15,720,314    22,700,035

    Cash and cash equivalents                        7,938,780     2,334,203
    Unrealized (loss) on open forward contracts              0       (31,040)
    Subscriptions receivable                            75,600        30,000
                                                   -----------   -----------

      Total assets                                 $23,734,694   $25,033,198
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    25,256   $    50,629
  Offering costs payable                                62,000             0
  Commissions and other trading fees
    on open contracts                                    4,142         4,673
  Managing Owner brokerage commissions                 174,036       181,331
  Advisor profit shares                                      0       156,471
  Redemptions payable                                  181,741       107,914
  Redemption charges payable to
    Managing Owner                                       2,683           425
                                                   -----------   -----------

      Total liabilities                                449,858       501,443
                                                   -----------   -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
  Managing Owner - 2,409.1584 and 2,317.0232 units
    outstanding at June 30, 2004 and
    December 31, 2003                                  243,643       257,247
  Other Unitholders - 227,833.1472 and
    218,640.2418 units outstanding at
    June 30, 2004 and December 31, 2003             23,041,193   24,274,508
                                                   -----------   -----------

      Total unitholders' capital
        (Net Asset Value)                           23,284,836    24,531,755
                                                   -----------   -----------

                                                   $23,734,694   $25,033,198
                                                   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                         CONDENSED SCHEDULE OF INVESTMENTS
             June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                      June 30, 2004       December 31, 2003
                                   --------------------  ---------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $   16,103    0.07 %   $   12,694    0.05 %
  Currency                            (12,648)  (0.05)%      297,693    1.21 %
  Energy                              (36,535)  (0.16)%      (40,699)  (0.16)%
  Interest rate                         9,978    0.04 %       21,480    0.09 %
  Metals                              (75,423)  (0.32)%      757,821    3.09 %
  Stock index                          20,962    0.09 %      336,835    1.37 %
  Other                                     0    0.00 %         (261)   0.00 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $  (77,563)  (0.33)%    $1,385,563    5.65 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $   61,367    0.26 %   $    7,048    0.03 %
  Currency                             51,856    0.22 %       19,684    0.08 %
  Energy                                 (843)   0.00 %          (93)   0.00 %
  Interest rate                      (202,772)  (0.87)%        3,069    0.01 %
  Metals                                6,639    0.03 %     (340,931)  (1.39)%
  Stock index                          (3,057)  (0.01)%        8,499    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $  (86,810)  (0.37)%   $ (302,724)  (1.24)%
                                   ----------   -------   ----------   -------

  Total futures contracts          $ (164,373)  (0.70)%   $1,082,839    4.41 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $        0    0.00 %   $  (18,061)  (0.07)%
  Short forward currency contracts          0    0.00 %      (12,979)  (0.05)%
                                   ----------   -------   ----------   -------

  Total forward currency contracts $        0    0.00 %   $  (31,040)  (0.12)%
                                   ==========   =======   ==========   =======


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003 and
                   For the Six Months Ended June 30, 2004 and 2003
                                    (Unaudited)
                                    -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Realized                                        $(1,347,044)  $ 1,261,543
  Change in unrealized                             (1,019,891)     (306,526)
  Brokerage commissions                               (59,059)      (38,054)
                                                  -----------   -----------

            Gain (loss) from trading               (2,425,994)      916,963
                                                  -----------   -----------

NET INVESTMENT (LOSS)
  Income
    Interest income                                    77,958        17,724
                                                  -----------   -----------

  Expenses
    Managing Owner brokerage commissions              566,538       523,142
    Advisor profit shares                                   0       154,078
    Operating expenses                                 56,069        31,358
                                                  -----------   -----------

            Total expenses                            622,607       708,578
                                                  -----------   -----------

            Net investment (loss)                    (544,649)    (690,854)
                                                  -----------   -----------

            NET INCOME (LOSS)                    $ (2,970,643) $   226,109
                                                  ===========   ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                                         $    (13.03)  $      1.20
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT   $    (13.35)  $      0.92
                                                  ===========   ===========

                                                       Six Months Ended
                                                           June 30,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Realized                                        $   411,583   $ 3,531,899
  Change in unrealized                             (1,216,172)   (1,341,862)
  Brokerage commissions                              (128,158)     (101,838)
                                                  -----------   -----------

            Gain (loss) from trading                 (932,747)    2,088,199
                                                  -----------   -----------

NET INVESTMENT (LOSS)
  Income
    Interest income                                   134,116        65,433
                                                  -----------   -----------

  Expenses
    Managing Owner brokerage commissions            1,122,789     1,010,735
    Advisor profit shares                             171,336       350,828
    Operating expenses                                 77,503        52,253
                                                  -----------   -----------

            Total expenses                          1,371,628     1,413,816
                                                  -----------   -----------

            Net investment (loss)                  (1,237,512)   (1,348,383)
                                                  -----------   -----------

            NET INCOME (LOSS)                     $(2,170,259)  $   739,816
                                                  ===========   ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                                         $     (9.64)  $      4.07
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT   $     (9.89)  $      3.13
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                                      Six Months Ended
                                                           June 30,
                                                      2004          2003
                                                      ----          ----
Cash flows from (for) operating activities
  Net income (loss)                               $(2,170,259)  $   739,816
  Adjustments to reconcile net income (loss) to
    net cash from (for) operating activities:
      Net change in unrealized                      1,216,172     1,341,862
      Increase (decrease) in accounts payable
        and accrued expenses                         (189,670)      116,272
                                                  -----------   -----------

            Net cash from (for) operating
              activities                           (1,143,757)    2,197,950
                                                  -----------   -----------

Cash flows from (for) financing activities
  Addition of units                                 2,448,040     3,901,444
  Redemption of units                              (1,383,215)   (1,414,152)
  Offering costs paid                                 (49,000)      (73,000)
                                                  -----------   -----------

            Net cash from financing activities      1,015,825     2,414,292
                                                  -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                        (127,932)    4,612,242

Cash and cash equivalents
  Beginning of period                              23,951,399    18,646,076
                                                  -----------   -----------

  End of period                                   $23,823,467   $23,258,318
                                                  ===========   ===========

End of period cash and cash
  equivalents consists of:
    Cash in broker trading accounts               $15,884,687   $15,536,878
    Cash and cash equivalents                       7,938,780     7,721,440
                                                  -----------   -----------

            Total end of period cash and
              cash equivalents                    $23,823,467   $23,258,318
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                               Unitholders' Capital
                            Total      -------------------------------------
                          Number of    Managing       Other
                            Units        Owner     Unitholders      Total
                        ------------   ---------   -----------   -----------

Six Months Ended June 30, 2004
---------------------------------

Balances at
 December 31, 2003      220,957.2650  $  257,247  $ 24,274,508  $ 24,531,755

Net (loss) for the
 six months ended
 June 30, 2004                           (22,445)   (2,147,814)   (2,170,259)

Additions                22,541.0700      10,000     2,483,640     2,493,640

Redemptions             (13,256.0294)          0    (1,459,300)   (1,459,300)

Offering costs                            (1,159)     (109,841)     (111,000)
                        ------------  ----------  ------------  ------------

Balances at
 June 30, 2004          230,242.3056 $   243,643 $  23,041,193 $  23,284,836
                        ============  ==========  ============  ============


Six Months Ended June 30, 2003
---------------------------------

Balances at
 December 31, 2002      175,085.6211  $  226,137  $ 19,168,078  $ 19,394,215

Net income for the
 six months ended
 June 30, 2003                            8,523       731,293         739,816

Additions                34,257.5625           0    3,921,444       3,921,444

Redemptions             (12,224.2614)          0   (1,414,225)     (1,414,225)

Offering costs                            (2,139)    (187,861)       (190,000)
                        ------------  ----------  ------------  ------------

Balances at
 June 30, 2003          197,118.9222  $  232,521 $ 22,218,729    $ 22,451,250
                        ============  ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $    110.77
                                           ===========
  June 30, 2003                           $     113.90
                                           ===========
  December 31, 2003                        $    111.02
                                           ===========
  June 30, 2004                           $     101.13
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

         D.  Cash and Cash Equivalents

             Cash and cash equivalents includes cash and highly liquid investments held at financial institutions.

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

Note 2.  MANAGING OWNER
         --------------

         The Managing Owner of the Fund is Preferred Investment Solutions Corp. (previously known as Kenmar Advisory Corp.), which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000.

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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2004 and 2003.


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

         Units purchased on or before March 1, 2004 and redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. Units purchased after March 1, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $5,323 and $1,265 during the six months ended June 30, 2004 and 2003, respectively.


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

Note 7.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statement of financial condition as of June 30, 2004, including the June 30, 2004 condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2004 and 2003, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  ------------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
         Per Unit Performance
         (for a unit outstanding throughout
          the entire period)
         ----------------------------------

         Net asset value per unit at
           beginning of period                       $  114.48     $  112.98
                                                     ---------     ---------

         Income (loss) from operations:
            Gain (loss) from trading (1)                (10.62)          4.97
            Net investment (loss) (1)                    (2.39)         (3.68)
                                                     ---------     ---------

                Total income (loss) from operations     (13.01)         1.29
                                                     ---------     ---------

         Offering costs (1)                              (0.34)        (0.37)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $  101.13     $  113.90
                                                     =========     =========

         Total Return (2)                               (11.66)%        0.81 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (3)                                 (9.94)%      (10.28)%
            Advisor profit shares (2)                     0.00 %       (0.71)%
                                                        -------       -------

                Total expenses                           (9.94)%      (10.99)%
                                                        =======       =======

            Net investment (loss) (3), (4)               (8.69)%       (9.95)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
         Per Unit Performance
         (for a unit outstanding throughout
          the entire period)
         ----------------------------------

         Net asset value per unit at
           beginning of period                       $  111.02     $  110.77
                                                     ---------     ---------

         Income (loss) from operations:
            Gain (loss) from trading (1)                 (3.91)        11.58
            Net investment (loss) (1)                    (5.49)        (7.41)
                                                     ---------     ---------

                Total income (loss) from operations      (9.40)         4.17
                                                     ---------     ---------

         Offering costs (1)                              (0.49)        (1.04)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $  101.13     $  113.90
                                                     =========     =========

         Total Return (2)                                (8.91)%        2.82 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (3)                                 (9.58)%      (10.21)%
            Advisor profit shares (2)                    (0.68)%       (1.69)%
                                                        -------       -------

                Total expenses                          (10.26)%      (11.90)%
                                                        =======       =======

            Net investment (loss) (3), (4)               (8.51)%       (9.59)%
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

There are three primary factors that affect the Fund's capital resources:
(i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Unitholders of the Fund (the "Unitholders"), and (iii) the capital invested or redeemed by the Fund's managing owner, Preferred Investment Solutions Corp. (previously known as Kenmar Advisory Corp.) ("Preferred"). Preferred has maintained, and has agreed to maintain, at all times a one percent (1%) interest in the Fund. All capital contributions by Preferred necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Preferred, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Preferred, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles as described in the Fund's Amended and Restated Declaration of Trust and Trust Agreement dated as of May 1, 2004 (the "Declaration of Trust Agreement").
The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

Results of Operations. The Fund incurs substantial charges from the payment of profit shares to the Advisors, incentive fees and brokerage commissions to Preferred, miscellaneous execution costs, operating, selling and administrative expenses. Brokerage commissions are payable based upon the Net Asset Value of the Fund and are payable without regard to the profitability of the Fund. As a result, it is possible that the Fund may incur a net loss when trading profits are not substantial enough to avoid depletion of the Fund's assets from such fees and expenses. Thus, due to the nature of the Fund's business, the success of the Fund is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forwards and options sufficient to produce capital appreciation after payment of all fees and expenses.

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

As of June 30, 2004, the Net Asset Value of the Fund was $23,284,836, a decrease Of approximately 10.60% from its Net Asset Value of $26,044,257 at March 31, 2004. The Fund's subscriptions and redemptions for the quarter ended June 30, 2004, totaled $950,046 and $660,824, respectively. For the quarter ended June 30, 2004, the Fund had revenue comprised of $(1,347,044) in realized trading losses, $(1,019,891) in change in unrealized trading losses and $77,958 in interest income compared to revenue comprised of $1,261,543 in realized trading gains, $(306,526) in change in unrealized trading losses and $17,724 in interest income for the same period in 2003. Total gain from trading for the second quarter of 2004 decreased by $3,342,957 from the same period for 2003, while total expenses decreased by $85,971 between these periods. The Net Asset Value per Unit at June 30, 2004 decreased 11.66% from $114.48 at March 31, 2004, to $101.13 at June 30, 2004. The Fund's negative performance for the quarter ended June 30, 2004 resulted primarily from losses throughout the global financial marketplace. In large part the losses were linked to a transition period as the themes driving earlier strong price trends came into question. Specifically, optimism over a strengthening US economy, concerns that China could be overheating and supply worries in the energies lead to a cessation of many long standing trends. Specifically, in the second quarter losses were realized on positions in the global interest rates, notably in the US, as indications that the US economy appeared to be recovering sent bond prices lower. Similarly, the Fund was unprofitable in the currencies as the dollar strengthened on this more positive economic outlook. Finally, trading in the global stock indices was unprofitable.

The Net Asset Value of the Fund decreased $1,246,919 or 5.08% from December 31, 2003 through June 30, 2004. The Fund's subscription and redemptions for the six months ended June 30, 2004, totaled $2,493,640 and $1,459,300, respectively. For the six months ended June 30, 2004, the Fund had revenue comprised of $411,583 in realized trading gains, $(1,216,172) in change in unrealized trading losses and $134,116 in interest income compared to revenue comprised of $3,531,899 in realized trading gains, $(1,341,862) in change in unrealized trading losses and $65,433 in interest income for the same period in 2003. The total gain from trading for the first six months of 2004 decreased by $3,020,946 from the same period for 2003, while total expenses decreased by $42,188 between these periods. The Net Asset Value per Unit at June 30, 2004 decreased 8.91% from $111.02 at December 31, 2003, to $101.13 at June 30, 2004. The Fund's
negative performance for the six months ended June 30, 2004 resulted primarily from positions in the currencies and global stock indices. Following the dollar's downward trend that lasted through to the early part of 2003, price action has consolidated and trading has been difficult for the Fund's traders. In general, major currency markets have been rangebound and characterized by low levels of volatility where there is a distinct lack of trends in the marketplace. As such, the Fund's trend-followers have suffered losses while the market seeks a new direction. Also unprofitable have been positions throughout the global stock indices as losses have accumulated in Pacific Rim, European and US markets. Profitable year-to-date trading in the grains and meats have dampened these losses.


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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2004 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Item 4.  Controls and Procedures

Preferred Investment Solutions Corp., the Managing Owner of the Fund, with the Participation of the Managing Owner's Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report.
Based on their evaluation, the Chief Executive Officer and Senior Vice President have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities

During the second quarter of 2004, 8,966.3896 Units were sold for a total of $950,046.


Item 6.  Exhibits and Reports in Form 8-K.

(a)  Exhibits:  See Exhibit Index on page E-1 hereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2004.

                                  KENMAR GLOBAL TRUST
                                  By: Preferred Investment Solutions Corp.,
                                  managing owner



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of August, 2004.

                                  KENMAR GLOBAL TRUST
                                  By: Preferred Investment Solutions Corp.,
                                      managing owner



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman and Director




                                  By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                      Chief Financial Officer

                                   CERTIFICATION


I, Kenneth A. Shewer, Chief Executive Officer of Preferred Investment Solutions Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

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


                                    By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      August 12, 2004

                                   CERTIFICATION


I, Maureen D. Howley, Senior Vice President and Chief Financial
Officer of Preferred Investment Solutions Corp., the Managing Owner of Kenmar Global Trust (the "Fund"), do hereby certify that:

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


                                     By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                      Chief Financial Officer
                                      August 12, 2004

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


     I, Kenneth A. Shewer, the Chief Executive Officer of Preferred Investment Solutions Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended June 30, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended June 30, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      August 12, 2004


                                      E-2

                                                                   Exhibit 99.2

          Certification of Maureen D. Howley, Senior Vice President and
         Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Maureen D. Howley, the Senior Vice President and Chief Financial
Officer of Preferred Investment Solutions Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended June 30, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended June 30, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                        Chief Financial Officer
                                      August 12, 2004


                                        E-3