Form 10-Q
period 2004-09-30
KENMAR GLOBAL TRUST
filed 2004-11-15
CIK 1019561

November 15, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Kenmar Global Trust
          Commission File #333-9898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2004.

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

                    For the Quarter Ended September 30, 2004
                                  ------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]


                             KENMAR GLOBAL TRUST
                      QUARTER ENDED SEPTEMBER 30, 2004
                              TABLE OF CONTENTS
                              -----------------

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION                                         1

    Item 1.   Financial Statements                                     1

              Statements of Financial Condition as
                of September 30, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            3

              Condensed Schedule of Investments as
                of September 30, 2004 (Unaudited) and
                December 31, 2003 (Audited)                            4

              Statements of Operations For the Three Months
                Ended September 30, 2004 and 2003 and For the
                Nine Months Ended September 30, 2004 and 2003
                (unaudited)                                            5

              Statements of Cash Flows For the Nine Months
                Ended September 30, 2004 and 2003 (Unaudited)          6

              Statements of Changes in Unitholders' Capital
                (Net Asset Value) For the Nine Months Ended
                September 30, 2004 and 2003 (Unaudited)                7

              Notes to Financial Statements (Unaudited)              8 - 12

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  13 - 14

    Item 4.  Controls and Procedures                                   15

PART II - OTHER INFORMATION

    ITEM 2.  Changes in Securities                                     16

    Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                             18

CERTIFICATIONS                                                      19 - 20

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



                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                KENMAR GLOBAL TRUST
                         STATEMENTS OF FINANCIAL CONDITION
          September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                                   September 30, December 31,
                                                       2004          2003
                                                       ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                           $13,473,901   $21,617,196
    Unrealized gain on open contracts                  789,109     1,082,839
                                                   -----------   -----------

      Deposits with brokers                         14,263,010    22,700,035

    Cash and cash equivalents                        7,139,682     2,334,203
    Unrealized loss on open forward contracts                0       (31,040)
    Subscriptions receivable                             7,430        30,000
                                                   -----------   -----------

      Total assets                                 $21,410,122   $25,033,198
                                                   ===========   ===========

LIABILITIES
  Accounts payable                                 $    57,131   $    50,629
  Commissions and other trading fees
    on open contracts                                    4,338         4,673
  Managing Owner brokerage commissions                 147,361       181,331
  Advisor profit shares                                      0       156,471
  Redemptions payable                                  391,181       107,914
  Redemption charges payable to
    Managing Owner                                       1,010           425
                                                   -----------   -----------

      Total liabilities                                601,021       501,443
                                                   -----------   -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
  Managing Owner - 2,409.1584 and 2,317.0232 units
    outstanding at September 30, 2004 and
    December 31, 2003                                  234,827       257,247
  Other Unitholders   211,077.7864 and
    218,640.2418 units outstanding at
    September 30, 2004 and December 31, 2003        20,574,274   24,274,508
                                                   -----------   -----------

      Total unitholders' capital
        (Net Asset Value)                           20,809,101    24,531,755
                                                   -----------   -----------

                                                   $21,410,122   $25,033,198
                                                   ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                         CONDENSED SCHEDULE OF INVESTMENTS
           September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   ------------



                                    September 30, 2004     December 31, 2003
                                   --------------------  ---------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $    8,395    0.04 %   $   12,694    0.05 %
  Currency                             83,758    0.40 %      297,693    1.21 %
  Energy                              150,848    0.73 %      (40,699)  (0.16)%
  Interest rate                       318,819    1.53 %       21,480    0.09 %
  Metals                              262,162    1.26 %      757,821    3.09 %
  Stock index                          14,611    0.07 %      336,835    1.37 %
  Other                                     0    0.00 %         (261)   0.00 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $  838,593    4.03 %    $1,385,563    5.65 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $  127,973    0.61 %   $    7,048    0.03 %
  Currency                              6,678    0.03 %       19,684    0.08 %
  Energy                              (78,900)  (0.38)%          (93)   0.00 %
  Interest rate                        14,316    0.07 %        3,069    0.01 %
  Metals                             (144,197)  (0.69)%     (340,931)  (1.39)%
  Stock index                          24,646    0.12 %        8,499    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $  (49,484)  (0.24)%   $ (302,724)  (1.24)%
                                   ----------   -------   ----------   -------

  Total futures contracts          $  789,109    3.79 %   $1,082,839    4.41 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $        0    0.00 %   $  (18,061)  (0.07)%
  Short forward currency contracts          0    0.00 %      (12,979)  (0.05)%
                                   ----------   -------   ----------   -------

  Total forward currency contracts $        0    0.00 %   $  (31,040)  (0.12)%
                                   ==========   =======   ==========   =======


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 2004 and 2003 and
                For the Nine Months Ended September 30, 2004 and 2003
                                    (Unaudited)
                                    -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Realized                                        $(1,244,681)  $(1,222,373)
  Change in unrealized                                953,482       256,080
  Brokerage commissions                               (66,743)      (61,730)
                                                  -----------   -----------

            Gain (loss) from trading                 (357,942)   (1,028,023)
                                                  -----------   -----------

NET INVESTMENT LOSS
  Income
    Interest income                                    98,572        27,559
                                                  -----------   -----------

  Expenses
    Managing Owner brokerage commissions              489,384       489,739
    Advisor profit shares                                   0             0
    Operating expenses                                 59,416        54,875
                                                  -----------   -----------

            Total expenses                            548,800       544,614
                                                  -----------   -----------

            Net investment loss                      (450,228)     (517,055)
                                                  -----------   -----------

            NET LOSS                              $  (808,170)  $(1,545,078)
                                                  ===========   ===========

NET LOSS PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                                         $     (3.60)  $     (7.82)
                                                  ===========   ===========

DECREASE IN NET ASSET VALUE PER UNIT              $     (3.66)  $     (7.80)
                                                  ===========   ===========

                                                      Nine Months Ended
                                                         September 30,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Realized                                        $  (833,098)  $ 2,309,526
  Change in unrealized                               (262,690)   (1,085,782)
  Brokerage commissions                              (194,901)     (163,568)
                                                  -----------   -----------

            Gain (loss) from trading               (1,290,689)    1,060,176
                                                  -----------   -----------

NET INVESTMENT LOSS
  Income
    Interest income                                   232,688        92,992
                                                  -----------   -----------

  Expenses
    Managing Owner brokerage commissions            1,612,173     1,500,474
    Advisor profit shares                             171,336       350,828
    Operating expenses                                136,919       107,128
                                                  -----------   -----------

            Total expenses                          1,920,428     1,958,430
                                                  -----------   -----------

            Net investment loss                    (1,687,740)   (1,865,438)
                                                  -----------   -----------

            NET LOSS                              $(2,978,429)  $  (805,262)
                                                  ===========   ===========

NET LOSS PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                                         $    (13.24)  $     (4.30)
                                                  ===========   ===========

DECREASE IN NET ASSET VALUE PER UNIT              $    (13.55)  $     (4.67)
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
                             STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                                      Nine Months Ended
                                                         September 30,
                                                      2004          2003
                                                      ----          ----
Cash flows from (for) operating activities
  Net (loss)                                      $(2,978,429)  $  (805,262)
  Adjustments to reconcile net (loss) to net
    cash from (for) operating activities:
      Net change in unrealized                        262,690     1,085,782
      Decrease in accounts payable
        and accrued expenses                         (184,274)      (30,610)
                                                  -----------   -----------

            Net cash from (for) operating
              activities                           (2,900,013)      249,910
                                                  -----------   -----------

Cash flows from (for) financing activities
  Subscription of units                             2,748,165     6,555,356
  Redemption of units                              (3,046,968)   (2,792,672)
  Offering costs paid                                (139,000)     (129,000)
                                                  -----------   -----------

            Net cash from (for) financing
              activities                             (437,803)    3,633,684
                                                  -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                      (3,337,816)    3,883,594

Cash and cash equivalents
  Beginning of period                              23,951,399    18,646,076
                                                  -----------   -----------

  End of period                                   $20,613,583   $22,529,670
                                                  ===========   ===========

End of period cash and cash
  equivalents consists of:
    Cash in broker trading accounts               $13,473,901   $14,724,567
    Cash and cash equivalents                       7,139,682     7,805,103
                                                  -----------   -----------

            Total end of period cash and
              cash equivalents                    $20,613,583   $22,529,670
                                                  ===========   ===========


                             See accompanying notes.

                                KENMAR GLOBAL TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                               Unitholders' Capital
                            Total      -------------------------------------
                          Number of    Managing       Other
                            Units        Owner     Unitholders      Total
                        ------------   ---------   -----------   -----------

Nine Months Ended September 30, 2004
------------------------------------

Balances at
 December 31, 2003      220,957.2650  $  257,247  $ 24,274,508  $ 24,531,755

Net (loss) for the
 nine months ended
 September 30, 2004                      (30,951)   (2,947,478)   (2,978,429)

Subscriptions            24,908.4269      10,000     2,715,595     2,725,595

Redemptions             (32,378.7471)          0    (3,330,820)   (3,330,820)

Offering costs                            (1,469)     (137,531)     (139,000)
                        ------------  ----------  ------------  ------------

Balances at
 September 30, 2004     213,486.9448  $  234,827  $ 20,574,274  $ 20,809,101
                        ============  ==========  ============  ============


Nine Months Ended September 30, 2003
------------------------------------

Balances at
 December 31, 2002      175,085.6211  $  226,137  $ 19,168,078  $ 19,394,215

Net income for the
 nine months ended
 September 30, 2003                       (7,401)     (797,861)     (805,262)

Subscriptions            58,806.3686      10,000     6,575,356     6,585,356

Redemptions             (24,336.9362)          0    (2,751,105)   (2,751,105)

Offering costs                            (2,139)     (187,861)     (190,000)
                        ------------  ----------  ------------  ------------

Balances at
 September 30, 2003     209,555.0535  $  226,597  $ 22,006,607  $ 22,233,204
                        ============  ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $    110.77
                                           ===========
  September 30, 2003                       $    106.10
                                           ===========
  December 31, 2003                        $    111.02
                                           ===========
  September 30, 2004                       $     97.47
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

         The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2004 and 2003.

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

         Units purchased on or before March 1, 2004 and redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed. Units purchased after March 1, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase. All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $15,756 and $1,420 during the nine months ended September 30, 2004 and 2003, respectively.

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


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                   -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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

Note 7.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statement of financial condition as of September 30, 2004, including the September 30, 2004 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows and changes in unitholders' capital (net asset value) for the nine months ended September 30, 2004 and 2003, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.


                                KENMAR GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                    -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
         Per Unit Performance
         (for a unit outstanding throughout
          the entire period)
         ----------------------------------

         Net asset value per unit at
           beginning of period                       $  101.13     $  113.90
                                                     ---------     ---------

         Income (loss) from operations:
            Gain (loss) from trading (1)                 (1.53)         (5.18)
            Net investment (loss) (1)                    (2.01)         (2.62)
                                                     ---------     ---------

                Total loss from operations               (3.54)        (7.80)
                                                     ---------     ---------

         Offering costs (1)                              (0.12)         0.00
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $   97.47     $  106.10
                                                     =========     =========

         Total Return (2)                                (3.62)%       (6.85)%
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (3)                                 (9.87)%       (9.88)%
            Advisor profit shares (2)                     0.00 %        0.00%
                                                        -------       -------

                Total expenses                           (9.87)%       (9.88)%
                                                        =======       =======

            Net investment (loss) (3), (4)               (8.10)%       (9.38)%
                                                        =======       =======


                                                       Nine months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
         Per Unit Performance
         (for a unit outstanding throughout
          the entire period)
         ----------------------------------

         Net asset value per unit at
           beginning of period                       $  111.02     $  110.77
                                                     ---------     ---------

         Income (loss) from operations:
            Gain (loss) from trading (1)                 (5.43)         6.32
            Net investment (loss) (1)                    (7.50)        (9.97)
                                                     ---------     ---------

                Total loss from operations              (12.93)        (3.65)
                                                     ---------     ---------

         Offering costs (1)                              (0.62)        (1.02)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $   97.47     $  106.10
                                                     =========     =========

         Total Return (2)                               (12.21)%       (4.22)%
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to advisor profit
              shares (3)                                 (9.67)%      (10.10)%
            Advisor profit shares (2)                    (0.71)%       (1.65)%
                                                        -------       -------

                Total expenses                          (10.38)%      (11.75)%
                                                        =======       =======

            Net investment (loss) (3), (4)               (8.38)%       (9.51)%
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

As of September 30, 2004, the Net Asset Value of the Fund was $20,809,101, a decrease of approximately 10.63% from its Net Asset Value of $23,284,836 at June 30, 2004. The Funds subscriptions and redemptions for the quarter ended September-30-2004, totaled $231,955 and $1,871,520, respectively. For the quarter ended September-30-2004, the Fund had revenue comprised of $(1,244,681) in realized trading losses, $953,482 in change in unrealized trading gains and $98,572 in interest income compared to revenue comprised of $(1,222,373) in realized trading losses, $256,080 in change in unrealized trading gains and $27,559 in interest income for the same period in 2003.
Total loss from trading for the third quarter of 2004 decreased by $670,081 from the same period for 2003, while net investment loss decreased by $66,827 between these periods. The Net Asset Value per Unit at September 30, 2004 decreased 3.62% from $101.13 at June 30, 2004, to $97.47 at September 30, 2004.
The Funds performance for the quarter ended September-30-2004, resulted primarily from lack of direction in many global financial markets as confusion and uncertainty regarding the strength of the current economic cycle and the likely path of U.S. Federal Reserve interest rate policy made many markets sensitive to every economic release. This resulted in a market environment that was generally characterized by directionless volatility. In the currencies, prices remained locked within broad trading ranges for much of the period while in the stock indices, short-term reversals made for a particularly difficult environment for the longer-term trend-followers. Offsetting a portion of the Funds losses were profitable positions in the energies as crude oil prices continued to move higher and in the grains and corn prices trended lower throughout the period.

The Net Asset Value of the Fund decreased $3,722,654, or 15.17%, from
December 31, 2003 through September 30, 2004. The Funds subscriptions and redemptions for the nine months ended September 30, 2004, totaled $2,725,595 and $3,330,820, respectively. For the nine months ended September 30, 2004, the Fund had revenue comprised of $(833,098) in realized trading losses, $(262,690) in change in unrealized trading losses and $232,688 in interest income compared to revenue comprised of $2,309,526 in realized trading gains, $(1,085,782) in change in unrealized trading losses and $92,992 in interest income for the same period in 2003. Total gain from trading for the first nine months of 2004 decreased by $2,350,865 from the same period in 2003, while net investment loss decreased by $177,698 between these periods. The Net Asset Value per Unit at September 30, 2004 decreased 12.21% from $111.02 at
December 31, 2003, to $97.47 at September 30, 2004. The Funds performance for the nine months ended September 30, 2004 was negative, as profits realized during the 1st quarter were erased as uncertainty over the health of the U.S. economy and therefore the future direction of U.S. policy, served to roil financial markets during the 2nd and 3rd quarters; currencies and global stock index markets suffered during this six-month period. Conversely, trading in the energies, notably crude oil, was profitable as prices in that market trended higher during the nine-month period. Also profitable were positions in the base metals, which rallied during the early and latter part of the period on expectations for high levels demand, which were sparked by intermittent positive economic readings.


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

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities

During the third quarter of 2004, 2,367.3568 Units were sold for a total of $231,955 .


Item 6.  Exhibits and Reports in Form 8-K.

(a)  Exhibits:  See Exhibit Index on page E-1 hereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2004.

                                  KENMAR GLOBAL TRUST
                                  By: Preferred Investment Solutions Corp.,
                                  managing owner



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of November, 2004.

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


                                    By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      November 15, 2004

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


                                     By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                      Chief Financial Officer
                                      November 15, 2004

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


     I, Kenneth A. Shewer, the Chief Executive Officer of Preferred Investment Solutions Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended September 30, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended September 30, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ KENNETH A. SHEWER
                                      -------------------------------------
                                      Kenneth A. Shewer
                                      Chief Executive Officer
                                      November 15, 2004


                                      E-2

                                                                   Exhibit 99.2

          Certification of Maureen D. Howley, Senior Vice President and
         Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002


     I, Maureen D. Howley, the Senior Vice President and Chief Financial Officer of Preferred Investment Solutions Corp., as Managing Owner of Kenmar Global Trust, certify that (i) the Form 10-Q for the Quarterly Period Ended September 30, 2004 of Kenmar Global Trust fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the Quarterly Period Ended September 30, 2004 of Kenmar Global Trust fairly presents, in all material respects, the financial condition and results of operations of Kenmar Global Trust.



                                  By: /s/ MAUREEN D. HOWLEY
                                      -------------------------------------
                                      Maureen D. Howley
                                      Senior Vice President and
                                        Chief Financial Officer
                                      November 15, 2004


                                        E-3