Form 10-K
period 2004-12-31
KENMAR GLOBAL TRUST
filed 2005-03-31
CIK 1019561

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------
                                   FORM 10-K
                                 ------------


   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2004

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


                   c/o Preferred Investment Solutions Corp.
                               51 Weaver Street
                         Building One South, 2nd Floor
                         Greenwich, Connecticut 06831
            -------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (203) 861-1000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Units of Beneficial Interest
                     ------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

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

                                                                                                               Page
                                                                                                               ----
PART I

 ITEM 1. BUSINESS.................................................................................................1

 ITEM 2. PROPERTIES...............................................................................................6

 ITEM 3. LEGAL PROCEEDINGS........................................................................................6

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS...........................................................6

PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES......................................................7

 ITEM 6. SELECTED FINANCIAL DATA..................................................................................7

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..............................................................................8

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................10

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................................11

 ITEM 9A. CONTROLS AND PROCEDURES................................................................................12

 ITEM 9B. OTHER INFORMATION......................................................................................12

PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................12

 ITEM 11. EXECUTIVE COMPENSATION.................................................................................15

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED UNITHOLDER MATTERS............................................................16

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................16

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................................17

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.............................................................17

SIGNATURES


                                    PART I

ITEM 1.  BUSINESS

     (a)  General Development of Business:

     Kenmar Global Trust (the "Fund") is a Delaware business trust that operates as a commodity investment pool. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997. The Fund maintains its principal office at 51 Weaver Street, Building One South, 2nd Floor, Greenwich, Connecticut 06831, with a telephone number of (203) 861-1000. The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related contracts through allocating such proceeds to multiple commodity trading advisors (the "Advisors"). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the "Clearing Brokers") in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading.

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

     The Fund's managing owner is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.) ("Preferred"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. Preferred is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Preferred.

     The Fund itself does not have any employees. Rather, Preferred employs 38 persons (as of December 31, 2004) and provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

     The Fund is managed by Preferred. Preferred: (i) selects the Fund's Clearing Brokers and Selling Agents and selects and monitors the Advisors;
(ii) allocates and/or reallocates Fund assets among the Advisors; (iii) determines if an Advisor should be removed or replaced; (iv) negotiates advisory fees; and (v) performs such other services as Preferred believes that the Fund may from time to time require.

     (b)  Financial Information about Industry Segments:

     The Fund's business constitutes only one segment for financial reporting purposes, i.e., a commodity investment pool.

     (c)  Narrative Description of Business:


General
-------

     Preferred believes that the most effective means of controlling the risks of the Fund's futures, forward and options trading is through a diversified portfolio of Advisors. An important part of this strategy focuses on controlling risk by combining Advisors who employ diverse trading methodologies -- such as technical, fundamental, systematic, trend-following, discretionary or mathematical -- and who exhibit diverse performance characteristics. The objective of this strategy is to construct a portfolio of Advisors whose combined performance best meets the investment aim of the Fund to achieve superior returns within appropriately defined parameters of risk.

     The process of selecting Advisors is an ongoing one--Preferred continuously analyzes qualitatively and quantitatively the performance and trading characteristics of the current and prospective Advisors in an effort to determine which Advisors are best suited to Preferred's perception of the current market environment. Based upon such continuing analysis, Preferred will reallocate assets among the Advisors or change the portfolio of Advisors when Preferred's perception of the trading environment or an Advisor's individual performance indicates to Preferred that such change or changes are appropriate.

     Preferred believes that its ability to manage successfully the risks of futures and related investments is dependent upon a willingness to act decisively and a management style that identifies and responds to shifting market trends. Therefore, when Preferred's perception of market conditions and/or individual Advisor performance suggests that an alternative trading style or methodology might be better suited to Preferred's perception of the current market environment, Preferred may alter the portfolio of Advisors or the allocation of assets among the Advisors without prior notice to, or the approval of, the Unitholders.


Advisor Summaries
-----------------

     Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2004.

Graham Capital Management, L.P.

     Graham Capital Management, L.P. ("GCM") was organized as a Delaware limited partnership in May 1994. The general partner of GCM is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the President and sole shareholder. The limited partner of GCM is KGT Investment Partners, L.P., a Delaware limited partnership of which KGT, Inc. is also a general partner and in which Mr. Tropin is the principal investor. KGT, Inc. and KGT Investment Partnership, L.P. are registered principals of GCM. (KGT, Inc. and KGT Investment Partners, L.P. are not affiliated with Preferred, the Fund or any other company affiliated or related to Preferred or the Fund.) GCM became registered as a commodity pool operator and commodity trading advisor under the Commodity Exchange Act and a member of the National Futures Association on July 27, 1994. The registration of GCM with the CFTC and its membership in the National Futures Association must not be taken as an indication that any such agency or self-regulatory body has recommended or approved GCM.

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

Grinham Managed Funds Pty Ltd.

     Grinham Managed Funds Pty Ltd. ("Grinham") is an Australian commodity trading advisor licensed as a futures Broker by the Australian Securities Commission and was registered as a commodity trading advisor and was approved for membership in the NFA on February 26, 1997. Grinham utilizes an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The

Grinham system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. The registration of Grinham with the CFTC and its membership in the National Futures Association must not be taken as an indication that any such agency or self-regulatory body has recommended or approved Grinham.

     Grinham trades the Diversified Managed Accounts Program on behalf of the Fund.

     Grinham trades 45 markets across 7 countries, incorporating most of the major stock indices, interest rates, currency and commodities markets. Risk control is a major fundamental of the system, utilizing diversification to limit the risk of any single trade to less than 0.1% of the assets under management although Grinham cannot ensure that the risk or any one trade will not exceed this amount.

Transtrend B.V.

     Transtrend, B.V. ("Transtrend") is a Dutch limited liability company formed in November 1991 to provide commodity trading advisory services to selected clients. It has been registered as a commodity trading advisor and commodity pool operator under the CEAct since September 23, 1994, and is a member of the NFA in such capacities. Transtrend is also licensed as a portfolio manager, and is subject to regulation by the Autoriteit Financiele Markten ("AFM"), the securities board of The Netherlands. Registration under the CEAct, membership in the NFA and the AFM license in no way imply that the CFTC, the NFA or the AFM have endorsed Transtrend's qualifications to provide the commodity trading advisory services described herein.

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


Use of Proceeds
---------------

     The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related markets through allocating such proceeds to the Advisors.

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

     Although the percentages set forth below may vary substantially over time, as of December 31, 2004 the Fund estimates:

     (i) up to approximately 70% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules;

     (ii) approximately 30% of the Net Asset Value of the Fund is maintained in cash management, bank deposits or U.S. Treasury and U.S. Government Agencies issues.

     Fund assets maintained in bank deposits are currently maintained with Brown Brothers Harriman & Co. in New York, New York and Georgetown, Grand Cayman Island. Sentinel Management Group, Inc., a registered investment adviser, will be responsible for the cash management activities of the Fund, including investing in U.S. Treasury and U.S. Government Agencies issues.

     In addition, assets of the Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Fund and may be held in U.S. Treasury bills (or other securities approved by the CFTC for investment of customer funds).

     The Fund receives all of the interest income earned on its assets.


Breakeven Table as of December 31, 2004
---------------------------------------

The "Breakeven Table" below indicates the approximate percentage and dollar returns required for the redemption value of an initial $5,000 investment in the Units to equal the amount originally invested twelve months after issuance (assuming the Units are purchased on and after June 1, 2004 and redeemed on the 10th through the 12th month-end following sale and, therefore, are subject to a 0.875% redemption charge).

The "Breakeven Table," as presented, is an approximation only and may be affected to a certain extent as the size of the Fund exceeds $25 million. The Fund's capitalization does not directly affect the level of its charges as a percentage of Net Asset Value, other than (i) administrative expenses (which are assumed in the "Breakeven Table" to equal the maximum estimated percentage of the Fund's average beginning of month Net Assets) and (ii) Brokerage Commissions, as described further in footnote 3. See "Description of Current Charges" below for an explanation of these charges.


                                                "Breakeven Table"

-------------------------------------------------------------- ------------------------- -----------------------------
                        Expenses (1)                              Percentage Return             Dollar Return
                    Which must Be Offset                               Required                    Required
                       To "Breakeven"                            First Twelve Months           ($5,000 Initial
                                                                    of Investment                Investment)
                                                                                             First Twelve Months
                                                                                                of Investment
-------------------------------------------------------------- ------------------------- -----------------------------
Brokerage Commissions (2) (3)                                           10.00%                      $500.00
-------------------------------------------------------------- ------------------------- -----------------------------
Administrative Expenses (4)                                             0.75%                        $37.50
-------------------------------------------------------------- ------------------------- -----------------------------
Advisors' Profit Shares (5)                                             2.00%                       $100.00
-------------------------------------------------------------- ------------------------- -----------------------------
Preferred Incentive Fee (6)                                             0.044%                        $2.20
-------------------------------------------------------------- ------------------------- -----------------------------
Redemption Charge (7)(8)(9)                                             0.883%                       $44.15
-------------------------------------------------------------- ------------------------- -----------------------------
Interest Income (10)                                                   (1.25)%                      $(62.50)
-------------------------------------------------------------- ------------------------- -----------------------------
Return on $5,000 initial investment required for                       12.427%                      $621.35
"breakeven" if Units are redeemed on or before the
12th month-end following sale.
-------------------------------------------------------------- ------------------------- -----------------------------


Notes to "Breakeven Table"

(1) The foregoing break-even analysis assumes that the Units have a constant month-end Net Asset Value. Calculations are based on $5,000 as the Net Asset Value per Unit. See "Description of Current Charges" below for an explanation of the expenses included in the "Breakeven Table."
(2) Paid to Preferred each month. Preferred pays all floor brokerage, exchange, clearing and NFA fees, selling compensation, trailing commissions and Advisors' Consulting Fees from this amount.
(3) Effective March 1, 2004, once Net Assets reach $25 million, the annual Brokerage Commission rate will be reduced to a blended rate for all Net Assets based on 10% of the first $25 million and 9% on any Net Assets over that amount. A reduction in the annual Brokerage Commission rate will reduce the percentage return required to breakeven.
(4) Administrative expenses are paid as incurred. For this "Breakeven Table" such expenses are at historical amounts.
(5) Profit Shares are calculated quarterly on the basis of each Advisor's individual performance, not the overall performance of the Fund. Consequently, it is not possible to determine the amount of Profit Shares, if any, that would be payable in a "breakeven" year. Preferred believes that 2.00% of average beginning of month Net Assets is a reasonable estimate for such Profit Shares, but the actual Profit Shares paid in a "breakeven" year could substantially exceed such estimate.
(6) No Incentive Fee might, in fact, be due. See "Description of Current Charges -- Profit Shares and Incentive Fees" below. However, for purposes of the "Breakeven Table," the Incentive Fee has been estimated at 5% of the 0.883% gain referred to below.
(7) Redemption charges for purposes of this "breakeven" analysis equal 0.883% of the initial $5,000 (0.875% of the $5,044.15 Net Asset Value required so that after subtraction of the 0.875% redemption charge, the investor would receive net redemption proceeds of $5,000).
(8) For the purposes of this Breakeven Table, it has been assumed that Units have been purchased on or after June 1, 2004 and the redemption charge is based on the applicable redemption charge for Units redeemed on the 10th through 12th month-end. For Units redeemed on the 1st through 3rd month-end the redemption charge would be 3.5%; for Units redeemed on the 4th through 6th month-end the redemption charge would be 2.625%; and for Units redeemed on the 7th through 9th month-end the redemption charge would be 1.75%.
(9) Units purchased from March 1 through and including May 1, 2004 are subject to the same redemption fee schedule described in the immediately preceding footnote, except that such Units are subject to a 3% redemption charge for Units redeemed on the 1st month-end through the 3rd month-end after sale. Units purchased prior to March 1, 2004, remain subject to redemption charges and may only be redeemed beginning on or after the end of the sixth month after sale. Through the end of the twelfth and eighteenth full months after their sale, Units purchased prior to March 1, 2004 will be subject to redemption charges equal to 3% and 2%, respectively, of the Net Asset Value per Unit as of the date of redemption. For the purposes of the Breakeven Table the applicable redemption charge for Units redeemed as of the twelfth month-end would be 3% and therefore the percentage return required to breakeven would be 14.65%.
(10) Interest income is estimated based on current rates.


Description Of Current Charges
------------------------------

Recipient                    Nature Of Payment                  Amount Of Payment

Preferred                    Brokerage Commissions              Flat-rate monthly commissions of 0.83% of the Fund's
                                                                beginning of month Net Assets (a 10% annual rate).
                                                                Once Net Assets reach $25 million, the annual
                                                                Brokerage Commission rate will be reduced to a blended
                                                                rate for all Net Assets based on 10% of the first $25
                                                                million and 9% on any Net Assets over that amount.
                                                                Such commissions cover all floor brokerage, exchange,
                                                                clearing and NFA fees incurred in the Fund's trading.

Counterparties               "Bid-ask" spreads                  Each counterparty with which the Fund trades receives
                                                                "bid-ask" spreads on the forward trades executed on
                                                                behalf of the Fund.

Advisors                     Profit Shares                      Paid by the Fund on a quarterly basis (although
                                                                accrued against Net Asset Value per Unit monthly).
                                                                Each Advisor's Profit Share is determined based on any
                                                                New Trading Profit (as defined) generated by such
                                                                Advisor. New Trading Profit in respect of each
                                                                Advisor's account is calculated after reduction for
                                                                Brokerage Commissions at an annual rate of 1.5% -
                                                                5.0%, rather than at a 10% annual rate (or, if Net
                                                                Assets exceed $25 million, at the blended rate of 10%




                                                                for the first $25 million and 9% on any Net Assets
                                                                over that amount), and execution costs actually
                                                                incurred (other than floor brokerage, exchange,
                                                                clearing and NFA fees). New Trading Profit is not
                                                                reduced by any Incentive Fee, administrative expenses
                                                                or organizational and initial offering costs (or
                                                                extraordinary expenses). The Profit Shares are payable
                                                                separately to each Advisor based on its individual
                                                                performance, not overall profits of the Fund. Units
                                                                may be subject to reduction for Profit Shares
                                                                attributable to a particular Advisor even though the
                                                                Net Asset Value per Unit has declined from the
                                                                purchase price of such Units.

Preferred                    Incentive Fee                      Paid by the Fund as a whole on an annual basis
                                                                (although accrued against Net Asset Value per Unit
                                                                monthly). The Incentive Fee equals 5% of any New
                                                                Overall Appreciation (as defined). An Incentive Fee
                                                                may be allocated even though the Net Asset Value per
                                                                Unit has declined from the purchase price of such
                                                                Units.

Third Parties                Operating, Selling and             Paid as incurred; not anticipated to exceed 0.75% of
                             Administrative costs (including    the Fund's average beginning of month Net Assets per year.
                             miscellaneous execution costs)


Regulation
----------

Preferred, the Advisors and the Clearing Brokers are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The Fund does not use any physical properties in the conduct of its business. The Fund's only place of business is the place of business of Preferred.

Certain administrative services are provided by Derivatives Portfolio Management L.L.C. which is located at Two Worlds Fair Drive, P.O. Box 6741, Somerset, New Jersey 08875-6741.

ITEM 3.  LEGAL PROCEEDINGS

There are no material proceedings pending to which the Fund or Preferred is a party or of which any of their properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

The Fund has never submitted any matters to a vote of its Unitholders.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES

Related Unitholder Matters
--------------------------

     (a)  Market Information:

(1)(i) There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

     (b)  Holders:

(1) As of December 31, 2004, there were 802 holders of Units, including Preferred and the Advisors. As of December 31, 2004, Marc S. Goodman owned
52.8321 Units in his individual retirement account, Kenneth A. Shewer owned
50.2517 Units in his individual retirement account and Preferred owned 2,409.1584 Units.

     (c)  Dividends:

(1) The Fund has made no distributions since trading commenced, nor does Preferred presently intend to make any distributions in the future.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans:

(1) Not applicable.

Reg. S-K Item 701(a)
--------------------

During the fourth quarter of 2004, 1,993.6880 Units were sold for a total of $209,815.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's audited financial statements.


                                             Year ended        Year ended        Year ended       Year ended        Year ended
                                              12/31/04          12/31/03          12/31/02         12/31/01          12/31/00
                                              --------          --------          --------         --------          --------
Operations Data
Realized Gains (Losses)                   $   2,517,436    $   3,085,074     $   4,672,380     $   2,479,061      $   (14,413)
Change in Unrealized                           (802,457)         (25,999)          631,477          (584,140)         960,207
Interest Income                                 380,892          127,729           170,849           517,609        1,129,270
Brokerage Commissions                           264,647          232,081           184,293           239,616          312,560
Managing Owner
  Brokerage Commissions                       2,082,064        2,009,917         1,647,208         1,566,968        1,911,158
Managing Owner Incentive fee                          0                0                 0                 0                0
Advisor Profit Shares                           295,261          507,299           934,498           465,428          198,721
Operating Expenses                              163,402          153,200           139,531            99,383          132,875
Net Income (Loss)                              (709,503)         284,307         2,569,176            41,135         (480,250)




Net Income (Loss) Per Unit                        (3.20)            1.47             15.20              0.24            (2.29)
  (Based on Weighted Average
  Number of Units
  Outstanding)
Increase (Decrease) in Net Asset                  (2.98)            0.25             14.29             (0.53)           (2.57)
Value per Unit


                                               12/31/04          12/31/03          12/31/02         12/31/01          12/31/00
                                               --------          --------          --------         --------          --------
Financial Position Data:

Managing Owner's Capital                   $    260,285      $    257,247          $226,137         $196,966          $195,013
Other Unitholders' Capital                   22,380,314        24,274,508        19,168,078       15,928,413        17,537,051
Total Capital                                22,640,599        24,531,755        19,394,215       16,125,379        17,732,064
Net Asset Value Per Unit                         108.04            111.02           $110.77            96.48             97.01


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

Critical Accounting Policies
----------------------------

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

     The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Fund's broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all unitholders.

Results of Operations
---------------------

     The Fund incurs substantial charges from the payment of Profit Shares to the Advisors, the Incentive Fees and Brokerage Commissions to Preferred, and operating, selling, administrative and miscellaneous execution costs. Brokerage Commissions are payable upon the Net Asset Value of the Fund and are payable without regard to profitability of the Fund. As a result, it is possible that the Fund may incur a net loss when trading profits are not substantial enough to avoid depletion of the Fund's assets from such fees and expenses. Thus, due to the nature of the Fund's business, the success of the Fund is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forward and option contracts sufficient to produce capital appreciation after payment of all fees and expenses.

     The following paragraph presents a summary of the Fund's operations for the calendar year 2004. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

     As of December 31, 2004, the Net Asset Value of the Fund was $22,640,599, a decrease of approximately 7.71% from its Net Asset Value of $24,531,755 at December 31, 2003. The Fund's subscriptions and redemptions for the year ended December 31, 2004 totaled $2,935,410 and $3,956,659, respectively. For the year ended December 31, 2004, the Fund had revenues comprised of $2,517,436 in realized trading gains, $(802,457) in change in unrealized trading losses and $380,892 in interest income. Total expenses and Brokerage Commissions for the year ended December 31, 2004 were $2,805,374. The Net Loss for the year ended December 31, 2004 was $(709,503). The Net Asset Value per Unit at December 31, 2004 decreased 2.69% from $111.02 at December 31, 2003 to $108.04 at December 31, 2004. The Fund's trading losses during 2004 resulted primarily from losses in the indices, metals and softs sectors offset by gains in the currencies, energy, grains and interest rate sectors.

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

Liquidity And Capital Resources
-------------------------------

     Units may be redeemed, at a Unitholder's option, as of the close of business on the last day of any month. Units purchased on and after June 1, 2004 are redeemed at Net Asset Value and are subject to redemption charges as follows: Units redeemed on the 1st month-end through the 3rd month-end after sale are subject to a 3.5% redemption charge, Units redeemed on the 4th month-end through the 6th month-end after sale are subject to a 2.625% redemption charge, Units redeemed on the 7th month-end through the 9th month-end after sale are subject to a 1.75% redemption charge and Units redeemed on the 10th through 12th month-end after sale are subject to a 0.875% redemption charge. After the end of the 12th month, there will be no charge for redemptions.

     Units purchased from March 1 through and including May 1, 2004 are subject to the same redemption fee schedule described in the immediately preceding paragraph, except that such Units are subject to a 3% redemption charge for Units redeemed on the 1st month-end through the 3rd month-end after sale.

     Units purchased prior to March 1, 2004, remain subject to redemption charges and may only be redeemed beginning on or after the end of the sixth month after sale. Through the end of the twelfth and eighteenth full months after their sale, Units purchased prior to March 1, 2004 will be subject to redemption charges equal to 3% and 2%, respectively, of the Net Asset Value per Unit as of the date of redemption.

     The amount of capital raised for the Fund should not, except at extremely high levels of capitalization, have a significant impact on its operations. The Fund's costs are generally proportional to its asset base and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund's account managed by each of them, respectively.

     The Fund raises additional capital only through the continuous offering of its Units. The Fund does not borrow, and sells no securities other than the Units.

     Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

     With respect to the Fund's trading, in general, the Fund's Advisors will endeavor to trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. If the price for a particular contract has increased or decreased by an amount equal to the "daily limit," positions in such futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

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

Off-Balance Sheet Arrangements
------------------------------

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K appears herewith.

Selected Quarterly Financial Data
---------------------------------

     The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003.


                                               1st Quarter      2nd Quarter        3rd Quarter      4th Quarter
                                                   2004             2004              2004              2004
                                             --------------- -----------------  ----------------  ---------------
          Gain (Loss) from trading              $ 1,493,247      $(2,425,994)       $ (357,942)      $ 2,741,021
          Net Investment (Loss)                   (692,863)         (544,649)         (450,228)        (472,095)
          Net Income (Loss)                         800,384       (2,970,643)         (808,170)        2,268,926
          Net Income (Loss) per unit                   3.60           (13.03)            (3.60)            10.70

          Increase (Decrease) in Net Asset
          Value per Unit                               3.46           (13.35)            (3.66)            10.57

          Net Asset Value per Unit at end
          of period                                  114.48            101.13             97.47           108.04




                                               1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                                   2003             2003              2003              2003
                                             --------------- -----------------  ----------------  ----------------
          Gain (Loss) from trading              $ 1,171,236         $ 916,963      $(1,028,023)       $ 1,766,818
          Net Investment (Loss)                   (657,529)         (690,854)         (517,055)         (677,249)
          Net Income (Loss)                         513,707           226,109       (1,545,078)         1,089,569
          Net Income (Loss) per unit                   2.92              1.20            (7.82)              5.11

          Increase (Decrease) in Net Asset
          Value per Unit                               2.21              0.92            (7.80)              4.92

          Net Asset Value per Unit at end
          of period                                  112.98            113.90            106.10            111.02


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

ITEM 9A. CONTROLS AND PROCEDURES

     Preferred Investment Solutions Corp., the Managing Owner of the Fund, with the participation of the Managing Owner's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner's internal controls over financial reporting that occurred during our most recent fiscal quarter with respect to the Fund or in other factors applicable to the Fund that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b) Identification of Directors and Executive Officers:

     Preferred Investment Solutions Corp. is the sole managing owner of the Fund. Preferred, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. Kenneth
A. Shewer is Preferred's Chairman, Co-Chief Executive Officer and Co-Investment Officer and Marc S. Goodman is its President, Co-Chief Executive Officer and Co-Investment Officer. Messrs. Shewer and Goodman are Preferred's sole directors.

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum & Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1975 until September 1983. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

Mr. Marc S. Goodman (born 1948), has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952), has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She has been Chief Operating Officer and Senior Executive Vice President of the Managing Owner since joining the Managing Owner in July 1986. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by

Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in 1974. Esther E. Goodman is married to Marc S. Goodman.

Mr. Braxton Glasgow III (born 1953), has been a principal, associated person, branch manager and NFA associated person of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodity trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975 and is a Certified Public Accountant.

Mr. Marc J. Oppenheimer (born 1957), has been a principal of the Managing Owner since February 16, 2005. He also serves as Executive Vice President of Kenmar Global Investment Management, Inc. Mr. Oppenheimer served as President and Chief Executive Officer of Crystallex International Corporation (AMEX:
KRY) from February 1995 to September 2003 and served as its Vice Chairman from September 2003 to May 2004. He is currently a member of the Crystallex board of directors. From December 2002 to October 2003, Mr. Oppenheimer served as a director of IDT and currently serves as a Director for its telecom/VOIP unit Net2Phone. From 1991 to 1994, he served as Executive Vice President and Chief Financial Officer of Concord Camera Corp. (NASDAQ: LENS), a multi-national, publicly traded company. From 1990 to 1991 he served as Director for International Trade and Merchant Banking at Midlantic National Bank and from 1980 to 1985, Mr. Oppenheimer served as a lending officer in the International Commodity Financing Division of Chase Manhattan Bank, in the capacity of Assistant Treasurer and Second Vice President. Mr. Oppenheimer graduated with a BS with Honors in Management and Industrial Relations from New York University College of Business and Public Administration and an MBA with Honors in Finance from New York University's Graduate School of Business Administration.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance and administration. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity trading advisor ("JWH"), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. Lawrence S. Block (born 1967), has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2005. Prior to joining the Managing Owner, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block's registration as a principal of the Managing Owner has been effective since March 17, 2005. His registration as an Associated Person of the Managing Owner is pending with the National Futures Association.

Ms. Joanne D. Rosenthal (born 1965), has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal has been Senior Vice President and Director of Research of the Managing Owner since joining the Managing Owner in October 1999. Prior to joining the Managing Owner, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Master of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Richard Horwitz (born 1953), Senior Vice President and Director of Risk Management and Performance Analytics, joined the Managing Owner in 2002. In that role, he has been developing proprietary risk transparency/risk management systems and collaborates on manager due diligence and analytics. Previously, Mr. Horwitz was a Principal at Capital Market Risk Advisors, Inc., a preeminent risk management consulting firm. For the prior eight years, he was a Senior Research Analyst and Principal at Sanford C. Bernstein & Co., Inc. During the previous six years, he was a Senior Associate at Booz Allen & Hamilton, Inc. where he focused on the financial services industries. Mr. Horwitz received an undergraduate degree in Electrical Engineering from MIT and a M.B.A. from the Sloan School of Management at MIT.

Mr. Peter J. Fell (born 1960), has been a Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc.
(MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP's Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and a M.B.A. in Finance from Columbia University.

Ms. Melissa Cohn (born 1960), Vice President and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. James Dodd (born 1951), has been a principal, associated person and NFA associate member of the Managing Owner since February 26, 2002, February 26, 2002 and January 2002, respectively. He has been a Managing Director of the Managing Owner since joining the Managing Owner in January 2002. He is responsible for structuring and marketing investment products to financial institutions and to retail investors via the brokerage and financial consultant channels. Earlier in his career, Mr. Dodd was a senior marketing officer of the Capital Markets Group of Continental Bank in Chicago; President of Signet Investment Banking in Richmond, Virginia; and Managing Director of Financial Institutions Marketing at Chesapeake Capital, a large Richmond-based CTA. Mr. Dodd received an AB degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

Ms. Florence Y. Sofer (born 1966), has been a principal of the Managing Owner since February 28, 2002. She has been Vice President, Investor Relations/Communications of the Managing Owner since joining the Managing Owner in November 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of JWH, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager at Global Asset Management ("GAM") where she was involved in the successful development and launch of the firm's mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and a M.B.A. in Marketing from George Washington University in 1992.

Each director of Preferred serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of Preferred are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in the following entities, all of which are affiliates of Preferred: Kenmar Global Strategies Inc., Kenmar Holdings Inc., Kenmar Investment Adviser Corp., Kenmar Securities, Inc. and Kenmar Global Investment Management Inc. In addition, Mr. Shewer is a director of KAS Commodities Inc., Mr. Goodman is a director of MSG Commodities Inc. and both are managing members of Kenmar Greenwich Holdings LLC.

     (c) Identification of Certain Significant Employees:
None.

     (d) Family Relationships:
Mrs. Esther Eckerling Goodman is married to Mr. Marc S. Goodman.

     (e) Business Experience:
See Item 10(a) and (b) above.

     (f) Involvement in Certain Legal Proceedings:
None.

     (g) Promoters and Control Persons:
Not applicable.

     (h) Audit Committee Financial Expert

     The Fund itself does not have any employees. Preferred acts as managing owner of the Fund. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Maureen Howley, as Chief Financial Officer of Preferred and as a member of the Internal Controls and Disclosure Committee, serves as the "audit committee financial expert" for Preferred. Ms. Howley is not a member of the Board of Directors and she is not independent of management.

     (i) Code of Ethics

     Preferred has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Preferred, 51 Weaver Street, Building One South, 2nd Floor, Greenwich, Connecticut 06831 or by calling (203) 861-1000.

ITEM 11. EXECUTIVE COMPENSATION

     The Fund has no directors or executive officers. The business of the Fund is managed by Preferred which is responsible for the administration of the business affairs of the Fund and receives the compensation described in Item 1 hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Reg. S-K Item 201(d)
--------------------

     (a) Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Reg. S-K Item 403
-----------------

     (a) Security Ownership of Certain Beneficial Owners:

As of December 31, 2004, no person or "group" is known to the registrant to be the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:

As of December 31, 2004, the following officers of Preferred beneficially owned the following number of Units:

                                                Number
    Name and Address of Beneficial             of Units       Percentage of
                   Owner                         Owned            Class
                   -----                         -----            -----

 Marc S. Goodman                                52.8321        Less than 1%
 51 Weaver Street, Building One South
 2nd Floor
 Greenwich, Connecticut 06831
 Kenneth A. Shewer                              50.2517        Less than 1%
 51 Weaver Street, Building One South
 2nd Floor
 Greenwich, Connecticut 06831

As of December 31, 2004, Preferred has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

     (c) Changes in Control:

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others:

See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." Preferred acts as managing owner and commodity pool operator. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. The Fund pays its own administrative expenses.

     (b) Certain Business Relationships:

None.

     (c) Indebtedness of Management:

The Fund is prohibited from making any loans, to management or otherwise.

     (d) Transactions with Promoters:

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth information with respect to services provided to us by Arthur F. Bell, Jr. & Associates, L.L.C., our independent certified public accountants, for the years ended December 31, 2004 and 2003.

                                                     2004             2003

Audit Fees billed for the year ................  $    47,141      $    43,036
Audit-Related Fees ............................            0                0
Tax Fees ......................................        6,145            5,500
All Other Fees ................................            0                0

         Total                                   $    53,286       $    48,536
                                                 ===========       ===========

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Form 10-K:


     1.
         Independent Auditor's Report...........................................................................F-1
         Statements of Financial Condition as of December 31, 2004 and 2003 (Audited)...........................F-2
         Condensed Schedules of Investments as of December 31, 2004 and 2003 (Audited)..........................F-3
         Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002 (Audited)................F-4
         Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002 (Audited)................F-5




         Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended
             December 31, 2004, 2003 and 2002 (Audited).........................................................F-6
         Notes to Financial Statements (Audited)...........................................................F-7-F-12


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

31.01 Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.01 Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by
                  Section 906 of The Sarbanes-Oxley Act of 2002.

32.02 Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.



                                    KENMAR GLOBAL TRUST

                                    By: Preferred Investment Solutions Corp.,
                                    Managing Owner


                                    By: /s/Kenneth A. Shewer
                                        ----------------------------
                                        Kenneth A. Shewer
                                        Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2005.



                                    KENMAR GLOBAL TRUST

                                    By: Preferred Investment Solutions Corp.,
                                    Managing Owner


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

                              KENMAR GLOBAL TRUST

                                 ANNUAL REPORT

                               December 31, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Unitholders
Kenmar Global Trust


We have audited the accompanying statements of financial condition of Kenmar Global Trust, including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust as of December 31, 2004 and 2003, and the results of its operations, cash flows and changes in its net asset values for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.





/s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.


Hunt Valley, Maryland
March 9, 2005

                              KENMAR GLOBAL TRUST
                       STATEMENTS OF FINANCIAL CONDITION
                          December 31, 2004 and 2003
                                ---------------



                                                                                       2004                  2003
                                                                                       ----                  ----
ASSETS
  Equity in broker trading accounts
     Cash                                                                           $16,186,328           $21,617,196
     Unrealized gain on open contracts                                                  409,172             1,082,839
                                                                                    -----------           -----------

           Deposits with brokers                                                     16,595,500            22,700,035

  Cash and cash equivalents                                                           6,613,238             2,334,203
  Unrealized (loss) on open forward currency contracts                                 (159,830)              (31,040)
  Subscriptions receivable                                                                    0                30,000
                                                                                    -----------           -----------

           Total assets                                                             $23,048,908           $25,033,198
                                                                                    ===========           ===========

LIABILITIES
  Accounts payable                                                                  $    35,826           $    50,629
  Commissions and other trading fees on open contracts                                    4,673                 4,673
  Managing Owner brokerage commissions                                                  151,310               181,331
  Advisor profit shares                                                                 123,925               156,471
  Redemptions payable                                                                    91,091               107,914
  Redemption charges payable to Managing Owner                                            1,484                   425
                                                                                    -----------           -----------

           Total liabilities                                                            408,309               501,443
                                                                                    -----------           -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
  Managing Owner - 2,409.1584 and 2,317.0232 units
    outstanding at December 31, 2004 and 2003                                           260,285               257,247
  Other Unitholders - 207,148.9756 and 218,640.2418
    units outstanding at December 31, 2004 and 2003                                  22,380,314            24,274,508
                                                                                    -----------           -----------

           Total unitholders' capital
                (Net Asset Value)                                                    22,640,599            24,531,755
                                                                                    -----------           -----------

                                                                                    $23,048,908           $25,033,198
                                                                                    ===========           ===========



                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                      CONDENSED SCHEDULES OF INVESTMENTS
                          December 31, 2004 and 2003
                                ---------------


                                                               2004                               2003
                                                   -----------------------------       ---------------------------
LONG FUTURES CONTRACTS
----------------------

                                                                      % of Net                          % of Net
           Description                                Value          Asset Value         Value         Asset Value
           -----------                                -----          -----------         -----         -----------

           Agricultural                           $     19,225          0.08 %         $   12,694          0.05 %
           Currency                                     17,393          0.08 %            297,693          1.21 %
           Energy                                            0          0.00 %            (40,699)        (0.16)%
           Interest rate                                 4,224          0.02 %             21,480          0.09 %
           Metals                                      201,425          0.89 %            757,821          3.09 %
           Stock index                                 228,871          1.01 %            336,835          1.37 %
           Other                                             0          0.00 %               (261)         0.00 %
                                                  ------------      ----------         ----------      ----------

           Total long futures contracts           $    471,138          2.08 %         $1,385,563          5.65 %
                                                  ------------      ----------         ----------      ----------


SHORT FUTURES CONTRACTS
-----------------------

                                                                      % of Net                          % of Net
           Description                                Value          Asset Value         Value         Asset Value
           -----------                                -----          -----------         -----         -----------

           Agricultural                           $     30,118          0.13 %      $       7,048          0.03 %
           Currency                                     38,601          0.17 %             19,684          0.08 %
           Energy                                       77,620          0.34 %                (93)         0.00 %
           Interest rate                                11,351          0.05 %              3,069          0.01 %
           Metals                                     (221,495)        (0.97)%           (340,931)        (1.39)%
           Stock index                                   2,498          0.01 %              8,499          0.03 %
           Other                                          (659)         0.00%                   0          0.00 %
                                                  ------------      ----------         ----------      ----------

           Total short futures contracts          $    (61,966)        (0.27)%        $  (302,724)        (1.24)%
                                                  ------------      ----------         ----------      ----------

           Total futures contracts                $    409,172          1.81 %         $1,082,839          4.41 %
                                                  ============      ==========         ==========      ==========


FORWARD CURRENCY CONTRACTS

                                                                      % of Net                          % of Net
           Description                                Value          Asset Value         Value         Asset Value
           -----------                                -----          -----------         -----         -----------

           Long forward currency contracts        $    168,689          0.74 %       $    (18,061)        (0.07)%
           Short forward currency contracts           (328,519)        (1.45)%            (12,979)        (0.05)%
                                                  ------------      ----------         ----------      ----------
           Total forward currency contracts       $   (159,830)        (0.71)%       $    (31,040)        (0.12)%
                                                  ============      ==========         ==========      ==========



                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2004, 2003 and 2002
                                ---------------



                                                                     2004                2003               2002
                                                                     ----                ----               ----
TRADING GAINS (LOSSES)
    Realized                                                      $ 2,517,436        $ 3,085,074         $ 4,672,380
    Change in unrealized                                             (802,457)           (25,999)            631,477
    Brokerage commissions                                            (264,647)          (232,081)           (184,293)
                                                                  -----------        -----------         -----------

       Gain from trading                                            1,450,332          2,826,994           5,119,564
                                                                  -----------        -----------         -----------

NET INVESTMENT (LOSS)
  Income
    Interest income                                                   380,892            127,729             170,849
                                                                  -----------        -----------         -----------

  Expenses
    Managing Owner brokerage commissions                            2,082,064          2,009,917           1,647,208
    Advisor profit shares                                             295,261            507,299             934,498
    Operating expenses                                                163,402            153,200             139,531
                                                                  -----------        -----------         -----------

       Total expenses                                               2,540,727          2,670,416           2,721,237
                                                                  -----------        -----------         -----------

       Net investment (loss)                                       (2,159,835)        (2,542,687)         (2,550,388)
                                                                  -----------        -----------         -----------

       NET INCOME (LOSS)                                          $  (709,503)       $   284,307         $ 2,569,176
                                                                  ===========        ===========         ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the year)                              $     (3.20)       $      1.47         $     15.20
                                                                  ===========        ===========         ===========

INCREASE (DECREASE) IN NET
  ASSET VALUE PER UNIT                                            $     (2.98)       $      0.25         $     14.29
                                                                  ===========        ===========         ===========





                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2004, 2003 and 2002
                                ---------------


                                                                       2004                2003               2002
                                                                       ----                ----               ----
Cash flows from (for) operating activities
  Net income    (loss)                                             $  (709,503)       $   284,307         $ 2,569,176
     Adjustments to reconcile net income (loss)
     to net cash from operating activities:
         Net change in unrealized                                      802,457             25,999            (631,477)
         Increase (decrease) in accounts payable and
            accrued expenses                                           (77,370)           152,289              54,328
                                                                   -----------        -----------         -----------

            Net cash from operating activities                          15,584            462,595           1,992,027
                                                                   -----------        -----------         -----------

Cash flows from (for) financing activities
  Addition of units                                                  2,965,410          8,248,861           3,163,416
  Offering costs paid                                                 (160,404)          (238,000)           (109,630)
  Redemption of units                                               (3,972,423)        (3,168,133)         (2,343,977)
                                                                   -----------        -----------         -----------

            Net cash from (for) financing activities                (1,167,417)         4,842,728             709,809
                                                                   -----------        -----------         -----------

Net increase (decrease) in cash and cash equivalents                (1,151,833)         5,305,323           2,701,836

Cash and cash equivalents
  Beginning of year                                                 23,951,399         18,646,076          15,944,240
                                                                   -----------        -----------         -----------

  End of year                                                      $22,799,566        $23,951,399         $18,646,076
                                                                   ===========        ===========         ===========

End of year cash and cash equivalents consists of:
  Cash in broker trading accounts                                  $16,186,328        $21,617,196         $10,076,868
  Cash and cash equivalents                                          6,613,238          2,334,203           8,569,208
                                                                   -----------        -----------         -----------

            Total end of year cash and cash
               equivalents                                         $22,799,566        $23,951,399         $18,646,076
                                                                   ===========        ===========         ===========



                            See accompanying notes.

                              KENMAR GLOBAL TRUST
        STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
             For the Years Ended December 31, 2004, 2003 and 2002
                                ---------------



                                                                                   Unitholders' Capital
                                                      Total          --------------------------------------------------
                                                    Number of         Managing             Other
                                                      Units             Owner           Unitholders           Total
                                                      -----             -----           -----------           -----
Balances at
  December 31, 2001                                167,134.9545         $196,966        $15,928,413         $16,125,379
Net income for the year
  ended December 31, 2002                                                 30,486          2,538,690           2,569,176
Additions                                           31,247.2738                0          3,163,416           3,163,416
Redemptions                                        (23,296.6072)               0         (2,354,126)         (2,354,126)
Offering costs                                                            (1,315)          (108,315)           (109,630)
                                                   ------------         --------        -----------         -----------
Balances at
  December 31, 2002                                175,085.6211          226,137         19,168,078          19,394,215
Net income for the year
  ended December 31, 2003                                                  3,749            280,558             284,307
Additions                                           74,176.8974           30,000          8,248,861           8,278,861
Redemptions                                        (28,305.2535)               0         (3,187,628)         (3,187,628)
Offering costs                                                            (2,639)          (235,361)           (238,000)
                                                   ------------         --------        -----------         -----------
Balances at
  December 31, 2003                                220,957.2650          257,247         24,274,508          24,531,755
Net (loss) for the year
  ended December 31, 2004                                                 (5,250)          (704,253)           (709,503)
Additions                                           26,902.1150           10,000          2,925,410           2,935,410
Redemptions                                        (38,301.2460)               0         (3,956,659)         (3,956,659)
Offering costs                                                            (1,712)          (158,692)           (160,404)
                                                   ------------         --------        -----------         -----------
Balances at
  December 31, 2004                                209,558.1340         $260,285        $22,380,314         $22,640,599
                                                   ============         ========        ===========         ===========




                                                                        Net Asset Value Per Unit
                                                             ------------------------------------------------
                                                                              December 31,
                                                              2004                2003                2002
                                                              ----                ----                ----
                                                             $108.04             $111.02             $110.77
                                                             =======             =======             =======



                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

          A.   General Description of the Fund

               Kenmar Global Trust (the Fund) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets.


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


          C.   Method of Reporting

               The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party providers such as Bloomberg and Reuters and compares those prices with the Fund's broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. Any change in net unrealized gain or loss is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as "brokerage commissions" in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

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

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          (CONTINUED)

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

Note 2.   MANAGING OWNER
          --------------

          The Managing Owner of the Fund is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.), which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At December 31, 2004, the Managing Owner has a net worth in excess of $1,000,000.

          Effective March 1, 2004, the Managing Owner is paid monthly brokerage commissions ("Managing Owner Brokerage Commissions") equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund's beginning of month Net Asset Value in excess of $25 million. During the period May 9, 2003 to February 28, 2004, the Managing Owner brokerage commissions were equal to 1/12 of 10% (10% annually) of the Fund's beginning of month Net Asset Value. Prior to May 9, 2003, the Managing Owner brokerage commissions were equal to 1/12 of 11% (11% annually) of the Fund's beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund's trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund. For the years ended December 31, 2004, 2003 and 2002, brokerage commissions equated to an approximate round-turn equivalent rate of $58, $62 and $64, respectively. Such approximate round-turn equivalent brokerage commission rate will vary depending on the frequency of trading by the Fund's commodity trading advisors.

          The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 2004, 2003 and 2002.

Note 3.   COMMODITY TRADING ADVISORS
          --------------------------

          The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



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

          The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

          Units purchased on or after May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3.5% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

          Units purchased on or after February 28, 2004 and prior to May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

          Units purchased prior to February 28, 2004 may only be redeemed beginning on or after the end of the sixth month after sale. Such units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed.

          All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $17,240, $1,845 and $4,872 during 2004, 2003 and 2002, respectively.

Note 6.   TRADING ACTIVITIES AND RELATED RISKS
          ------------------------------------

          The Fund engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



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

          The Fund has cash and cash equivalents on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward currency contracts are traded in unregulated markets between principals, the Fund also assumes the risk of loss from counterparty nonperformance.

          For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid.

          The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.   GUARANTEES
          ----------

          In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ---------------



Note 8.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2004, 2003 and 2002. This information has been derived from information presented in the financial statements.


                                                                                 2004           2003            2002
                                                                                 ----           ----            ----
           Per Unit Performance
           (for a unit outstanding throughout the entire year)
           Net asset value per unit at beginning of year                        $111.02        $110.77         $ 96.48
                                                                                -------        -------         -------
           Income from operations:
                  Gain from trading (1)                                            7.48          14.61           30.03
                  Net investment (loss) (1)                                       (9.74)        (13.13)         (15.09)
                                                                                -------        -------         -------
                         Total income (loss) from operations                      (2.26)          1.48           14.94
                                                                                -------        -------         -------
           Offering costs (1)                                                     (0.72)         (1.23)          (0.65)
                                                                                -------        -------         -------
           Net asset value per unit at end of year                              $108.04        $111.02         $110.77
                                                                                =======        =======         =======
           Total Return                                                           (2.69)%         0.23 %         14.81 %
                                                                                =======        =======         =======
           Supplemental Data
           Ratios to average net asset value:
                  Expenses prior to advisor profit shares                         (9.56)%        (9.97)%        (10.73)%
                  Advisor profit shares                                           (1.26)%        (2.34)%         (5.61)%
                                                                                -------        -------         -------
                         Total expenses                                          (10.82)%       (12.31)%        (16.34)%
                                                                                =======        =======         =======
                  Net investment (loss) (2)                                       (7.94)%        (9.38)%         (9.71)%
                                                                                =======        =======         =======


           Total returns are calculated based on the change in value of a unit during the year. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


          ------------------------
          (1) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the year. The gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (2)  Excludes advisor profit shares.


                                               EXHIBIT INDEX


        Exhibit Number                      Description of Document                          Page Number

             31.01               Certification of Kenneth A. Shewer,  Co-Chief                   E-2
                                 Executive Officer, pursuant to Rules
                                 13a-14(a) and 15d-14(a) of the Securities
                                 Exchange Act of 1934.
             31.02               Certification of Maureen Howley,  Senior Vice                   E-3
                                 President   and  Chief   Financial   Officer,
                                 pursuant to Rules  13a-14(a) and 15d-14(a) of
                                 the Securities Exchange Act of 1934.
             32.01               Certification of Kenneth A. Shewer,  Co-Chief                   E-4
                                 Executive  Officer,  pursuant  to  18  U.S.C.
                                 Section  1350,  as enacted by Section  906 of
                                 The Sarbanes-Oxley Act of 2002
             32.02               Certification of Maureen Howley,  Senior Vice                   E-5
                                 President   and  Chief   Financial   Officer,
                                 pursuant  to  18  U.S.C.   Section  1350,  as
                                 enacted by Section 906 of The  Sarbanes-Oxley
                                 Act of 2002
