Form 10-Q
period 2005-03-31
KENMAR GLOBAL TRUST
filed 2005-05-16
CIK 1019561

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended: March 31, 2005
                       Commission File Number: 333-9898


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


                               51 Weaver Street
                         Building One South, 2nd Floor
                         Greenwich, Connecticut 06831
                    --------------------------------------

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

  Yes   X   No
      -----     ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes        No    X
      ------     -----

                              KENMAR GLOBAL TRUST

                         QUARTER ENDED MARCH 31, 2005

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION..........................................      1

     Item 1. Financial Statements.......................................      1

             Statements of Financial Condition as of March 31, 2005
             (Unaudited) and December 31, 2004 (Audited)................      1

             Condensed Schedules of Investments as of March 31, 2005
             (Unaudited) and December 31, 2004 (Audited)................      2

             Statements of Operations For the Three Months
             Ended March 31, 2005 and 2004 (Unaudited)..................      3

             Statements of Cash Flows For the Three Months Ended
             March 31, 2005 and 2004 (Unaudited)........................      4

             Statements of Changes in Unitholders' Capital
             (Net Asset Value) For the Three Months Ended
             March 31, 2005 and 2004 (Unaudited)........................      5

             Notes to Financial Statements (Unaudited)..................      6

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............     11

     Item 3. Quantitative and Qualitative Disclosure About Market Risk..     16

     Item 4. Controls and Procedures....................................     16

PART II - OTHER INFORMATION.............................................     16

     Item 1. Legal Proceedings..........................................     16

     Item 2. Unregistered Sales of Equity Securities and
              Use of Proceeds...........................................     16

     Item 3. Defaults Upon Senior Securities............................     16

     Item 4. Submission of Matters to a Vote of Security Holders........     17

     Item 5. Other Information..........................................     17

     Item 6. Exhibits...................................................     17

                        PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

                              KENMAR GLOBAL TRUST
                       STATEMENTS OF FINANCIAL CONDITION
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
                                _______________

                                                                                March 31,            December 31,
                                                                                   2005                  2004
                                                                                   ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                    $13,398,828           $16,186,328
       Unrealized gain on open contracts                                           509,239               409,172
                                                                             ----------------     -----------------

              Deposits with brokers                                             13,908,067            16,595,500

    Cash and cash equivalents                                                    6,406,562             6,613,238
    Unrealized (loss) on open forward currency contracts                          (120,899)             (159,830)
    Subscriptions receivable                                                        18,000                     0
                                                                             ----------------     -----------------

              Total assets                                                     $20,211,730           $23,048,908
                                                                             ================     =================
LIABILITIES
    Accounts payable                                                           $    28,111           $    35,826
    Offering costs payable                                                          50,000                     0
    Commissions and other trading fees on open contracts                             5,999                 4,673
    Managing Owner brokerage commissions                                           141,612               151,310
    Advisor profit shares                                                                0               123,925
    Redemptions payable                                                            797,410                91,091
    Redemption charges payable to Managing Owner                                     1,857                 1,484
                                                                             ----------------     -----------------

              Total liabilities                                                  1,024,989               408,309
                                                                             ----------------     -----------------
UNITHOLDERS' CAPITAL (Net Asset Value)
    Managing Owner - 2,409.1584 units outstanding at March 31, 2005 and
      December 31, 2004                                                            241,126               260,285
    Other Unitholders - 189,290.8043 and 207,148.9756 units outstanding
      at March 31, 2005 and December 31, 2004                                   18,945,615            22,380,314
                                                                             ----------------     -----------------

              Total unitholders' capital
                 (Net Asset Value)                                              19,186,741            22,640,599
                                                                             ----------------     -----------------

              Total liabilities and unitholders' capital                       $20,211,730           $23,048,908
                                                                             ================     =================

                              KENMAR GLOBAL TRUST
                       CONDENSED SCHEDULE OF INVESTMENTS
          March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
                                _______________



                                                         March 31, 2005                    December 31, 2004
                                                         --------------                    -----------------
LONG FUTURES CONTRACTS
----------------------
                                                                     % of Net                            % of Net
         Description                                 Value         Asset Value          Value          Asset Value
         -----------                                 -----         -----------          -----          -----------
         Agricultural                             $    21,544         0.11 %         $    19,225           0.08 %
         Currency                                     (13,556)       (0.07)%              17,393           0.08 %
         Energy                                       316,807         1.65 %                   0           0.00 %
         Interest rate                                102,982         0.54 %               4,224           0.02 %
         Metals                                       211,579         1.10 %             201,425           0.89 %
         Stock index                                 (150,846)       (0.79)%             228,871           1.01 %
                                                  -------------  -------------       -------------  ---------------

         Total long futures contracts             $   488,510         2.54 %         $   471,138           2.08 %
                                                  -------------  -------------       -------------  ---------------

SHORT FUTURES CONTRACTS
-----------------------
                                                                     % of Net                            % of Net
         Description                                 Value         Asset Value          Value          Asset Value
         -----------                                 -----         -----------          -----          -----------
         Agricultural                             $     3,688         0.02 %         $    30,118           0.13 %
         Currency                                      54,188         0.28 %              38,601           0.17 %
         Energy                                             0         0.00 %              77,620           0.34 %
         Interest rate                                 30,898         0.16 %              11,351           0.05 %
         Metals                                       (78,568)       (0.41)%            (221,495)         (0.97)%
         Stock index                                   10,523         0.06 %               2,498           0.01 %
         Other                                              0         0.00 %                (659)          0.00 %
                                                  -------------  -------------       -------------  ---------------

         Total short futures contracts            $    20,729         0.11 %         $   (61,966)         (0.27)%
                                                  -------------  -------------       -------------  ---------------

         Total futures contracts                  $   509,239         2.65 %         $   409,172           1.81 %
                                                  =============  =============       =============  ===============

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                     % of Net                            % of Net
         Description                                 Value         Asset Value          Value          Asset Value
         -----------                                 -----         -----------          -----          -----------
         Long forward currency contracts          $  (112,536)       (0.59)%         $   168,689           0.74 %
         Short forward currency contracts              (8,363)       (0.04)%            (328,519)         (1.45)%
                                                  -------------  -------------       -------------  ---------------

         Total forward currency contracts         $  (120,899)       (0.63)%         $  (159,830)         (0.71)%
                                                  =============  =============       =============  ===============



                           See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)
                               ________________


                                                                                            Three Months
                                                                                                Ended
                                                                                              March 31,
                                                                                      2005                2004
                                                                                      ----                ----
TRADING GAINS (LOSSES)
     Realized                                                                       $(1,308,201)       $ 1,758,627
     Change in unrealized                                                               138,998           (196,281)
     Brokerage commissions                                                              (57,216)           (69,099)
                                                                                   --------------     --------------

         Gain (loss) from trading                                                    (1,226,419)         1,493,247
                                                                                   --------------     --------------

NET INVESTMENT (LOSS)
     Income
       Interest income                                                                  118,218             56,158
                                                                                   --------------     --------------

     Expenses
       Managing Owner brokerage commissions                                             471,885            556,251
       Advisor profit shares                                                                  0            171,336
       Operating expenses                                                                25,664             21,434
                                                                                   --------------     --------------

         Total expenses                                                                 497,549            749,021
                                                                                   --------------     --------------

         Net investment (loss)                                                         (379,331)          (692,863)

         NET INCOME (LOSS)                                                          $(1,605,750)       $   800,384
                                                                                   ==============     ==============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)                                            $     (7.83)       $      3.60
                                                                                   ==============     ==============

INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                                                  $     (7.95)        $     3.46
                                                                                   ==============     ==============






                           See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)
                                _______________


                                                                                            Three Months
                                                                                                Ended
                                                                                              March 31,
                                                                                      2005                2004
                                                                                      ----                ----
Cash flows from (for) operating activities
    Net income (loss)                                                              $ (1,605,750)     $     800,384
    Adjustments to reconcile net income (loss) to net cash from (for)
      operating activities:
         Net change in unrealized                                                      (138,998)           196,281
         (Decrease) in accounts payable and accrued expenses                           (140,012)            (3,421)
                                                                                   --------------     --------------

              Net cash from (for) operating activities                               (1,884,760)           993,244
                                                                                   --------------     --------------

Cash flows from (for) financing activities
    Addition of units                                                                   246,800          1,451,094
    Redemption of units                                                              (1,356,216)          (778,325)
                                                                                   --------------     --------------

              Net cash from (for) financing activities                               (1,109,416)           672,769
                                                                                   --------------     --------------

Net increase (decrease) in cash and cash equivalents                                 (2,994,176)         1,666,013

Cash and cash equivalents
    Beginning of period                                                              22,799,566         23,951,399
                                                                                   --------------     --------------

    End of period                                                                   $19,805,390        $25,617,412
                                                                                   ==============     ==============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                 $13,398,828        $17,824,107
    Cash and cash equivalents                                                         6,406,562          7,793,305
                                                                                   --------------     --------------

              Total end of period cash and cash equivalents                         $19,805,390        $25,617,412
                                                                                   ==============     ==============




                           See accompanying notes.

                              KENMAR GLOBAL TRUST
        STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)
                                _______________


                                                  Total                         Unitholders' Capital
                                                Number of  -----------------------------------------------------------
                                                  Units         Managing Owner    Other Unitholders         Total
                                                  -----         --------------    -----------------         -----
Three Months Ended March 31, 2005
---------------------------------
Balances at
   December 31, 2004                          209,558.1340          $260,285         $22,380,314        $22,640,599

Net (loss) for the three months
   ended March 31, 2005                                              (18,552)         (1,587,198)        (1,605,750)

Subscriptions                                   2,630.1958                 0             264,800            264,800

Redemptions                                   (20,488.3671)                0          (2,062,908)        (2,062,908)

Offering costs                                           0              (607)            (49,393)           (50,000)
                                              -------------     -------------       -------------       ------------

Balances at
   March 31, 2005                             191,699.9627          $241,126         $18,945,615        $19,186,741
                                              =============     =============       =============       ============

Three Months Ended March 31, 2004
---------------------------------

Balances at
   December 31, 2003                          220,957.2650          $257,247         $24,274,508        $24,531,755

Net income for the three months
   ended March 31, 2004                                                8,356             792,028            800,384

Subscriptions                                  13,574.6804                 0           1,543,594          1,543,594

Redemptions                                    (7,039.4403)                0            (798,476)          (798,476)

Offering costs                                                          (341)            (32,659)           (33,000)
                                              -------------     -------------       -------------       ------------

Balances at
   March 31, 2004                             227,492.5051          $265,262         $25,778,995        $26,044,257
                                              =============     =============       =============       ============



                                                           Net Asset Value Per Unit
                          ------------------------------------------------------------------------------------
                                March 31,           December 31,          March 31,          December 31,
                                  2005                  2004                2004                 2003
                                  ----                  ----                ----                 ----
                                $100.09                $108.04             $114.48              $111.02
                              ============          ============         ===========         ============


                           See accompanying notes.

                              KENMAR GLOBAL TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                _______________


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

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                _______________

Note 1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            -----------------------------------------------------------
            (CONTINUED)
            -----------

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

Note 2.     MANAGING OWNER
            --------------

            The Managing Owner of the Fund is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.), which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At March 31, 2005, the Managing Owner has a net worth in excess of $1,000,000.

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

            The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2005 and 2004.

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

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                _______________


Note 5.     SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)
            --------------------------------------------------------

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

            Units purchased on or after February 29, 2004 and prior to May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

            Units purchased on or prior to February 29, 2004 may only be redeemed beginning on or after the end of the sixth month after sale. Such units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed.

            All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $4,976 and $1,065 during the three months ended March 31, 2005 and 2004, respectively.

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

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                _______________


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

Note 8.     INTERIM FINANCIAL STATEMENTS
             ----------------------------

            The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations, cash flows and changes in unitholders' capital (net asset value) for the three months ended March 31, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                _______________



Note 9.     FINANCIAL HIGHLIGHTS
            --------------------

            The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                                          Three months ended
                                                                                              March 31,
                                                                                        2005             2004
                                                                                     (Unaudited)      (Unaudited)
                                                                                     -----------      -----------
            Per Unit Performance
            (for a unit outstanding throughout the entire period)
            -----------------------------------------------------

            Net asset value per unit at beginning of period                            $108.04          $111.02
                                                                                     -----------      -----------

            Income (loss) from operations:
                Gain (loss) from trading (1)                                             (5.86)            6.72
                Net investment (loss) (1)                                                (1.85)           (3.11)
                                                                                     -----------      -----------

                     Total income (loss) from operations                                 (7.71)            3.61
                                                                                     -----------      -----------

            Offering costs (1)                                                           (0.24)           (0.15)
                                                                                     -----------      -----------

            Net asset value per unit at end of period                                  $100.09          $114.48
                                                                                     ===========      ===========

            Total Return (2)                                                             (7.36)%           3.12 %
                                                                                     ===========      ===========

            Supplemental Data

            Ratios to average net asset value:
                Expenses prior to advisor profit shares (3)                              (9.40)%          (9.23)%
                Advisor profit shares (2)                                                 0.00 %          (0.68)%
                                                                                     -----------      -----------

                     Total expenses                                                      (9.40)%          (9.91)%
                                                                                     ===========      ===========

                Net investment (loss) (3), (4)                                           (7.17)%          (8.33)%
                                                                                     ===========      ===========


            Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
            _______________________
            (1) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
            (2)   Not annualized
            (3)   Annualized
            (4)   Excludes advisor profit shares.

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

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles as described in the Fund's Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of May 1, 2004 (the "Declaration of Trust Agreement"). The term "Net Asset Value Per Unit" is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

Liquidity. Units purchased on or after May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3.5% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

Units purchased on or after February 29, 2004 and prior to May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

Units purchased on or prior to February 29, 2004 may only be redeemed beginning on or after the end of the sixth month after sale. Such units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed.

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

As of March 31, 2005, the Net Asset Value of the Fund was $19,186,741, a decrease of approximately 15.26% from its Net Asset Value of $22,640,599 at December 31, 2004. The Fund's subscriptions and redemptions for the quarter ended March 31, 2005, totaled $264,800 and $2,062,908, respectively. For the quarter ended March 31, 2005, the Fund had revenue comprised of $(1,308,201) in realized trading losses, $138,998 in change in unrealized trading gains, and $118,218 in interest income compared to revenue comprised of $1,758,627 in realized trading gains, $(196,281) in change in unrealized trading losses and $56,158 in interest income for the same period in 2004. Total gain from trading for the first quarter of 2005 decreased by $2,719,666 from the same period for 2004, while net investment (loss) decreased by $313,532 between these periods. The Net Asset Value per Unit at March 31, 2005 decreased 7.36% from $108.04 at December 31, 2004, to $100.09 at March 31, 2005.

             Past performance is not indicative of future results.
   As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Overview. The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the Federal Open Market Committee (the "FOMC") raised rates at its March meeting and Fed Funds futures market suggests that they may increase the rates by at least 25 basis points, at the next three meetings. The "hawkish" language concerning inflation, at their most recent meeting, had some analysts forecasting that they may eliminate the word "measured" from the next communique and possibly hike rates by 50 basis points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they may likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 basis points increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some potential warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggests some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The European Central Bank ("ECB") cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced "double-digit unemployment." French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter developed the data indicated a slower growth pattern. In mid-March, the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan's unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan's February retail sales fell 2.8% and personal spending dropped 4.1%. As the quarter ended, there was something of an "economic cloud" over Japan's economy, and with oil over $55 per barrel, the outlook seemed tenuous, given the nation's near 100% dependence on imported oil. The latest "Tankan" report, a business sentiment index issued by the Bank of Japan, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied in March. The specter of higher interest rates in the US, versus indications that the ECB may not raise rates any time soon, helped propel the dollar higher. Because it seems apparent that the Fed may raise rates at least for the next three FOMC meetings, the US dollar has gained favor. There is speculation that the Bank of England may raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak "Tankan" report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid-March correction, following OPEC's decision to raise production by 500,000 barrels per day and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5%. During the final third of the season, winter weather turned cold, with below normal temperatures in key consuming regions after having been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports estimate inventories of 222 billion cubic feet above last year's levels and 206 billion ahead of the 5-year average. It seems to be apparent that inventory levels are ample which supports the argument that speculation may have been a primary driver of prices.

Grains: January's steady decline in the soybean market carried into the first week of February, when new life-of-contract lows were posted, down below the $5.00 level, the lowest price seen since the summer of 2002. The

February USDA Supply/Demand Report, however, signaled the end of the price erosion, and the rest of the month was spent with soybeans appreciating by almost 25%, to enter the month of March at approximately the $6.20 level.

Price action during the past quarter for the corn market mirrored that of soybeans, but corn's market volatility was considerably greater. After a tumultuous period of trading, the end result for the corn market was about a 10 cent, or 5%, loss for the month, and for the entire quarter, a gain of less than 2%.

Wheat's price pattern during the past 3 months was almost a carbon-copy of soybeans. Just as was the case in both the beans and the corn markets, the last half of the month of March was spent giving back all of the monthly gains, and in the case of wheat, some of the advance seen in February as well. For the quarter, wheat closed out with a 15 cent, or 5% gain.

Cotton prices during March traded within a 4 cent band, finding both the bottom and the top of the 5000 to 5400 band, twice during the month. Prices gained 17% at quarter-end.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March, proved to be negative with NASDAQ taking the largest beating. Both the Dow and S&P were 2.6% losers in the first quarter.

Foreign markets were somewhat better performers, although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in the first quarter despite the oil surge and some lackluster economic data. In Europe, London's FTSE fell 2.1% in March, essentially in line with US markets but positive economic data seems to have limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close the first quarter with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest Rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip at each FOMC meeting, and a near certainty that they may increase them at the next few meetings, seems to have impacted market psychology. Among foreign nations, the ECB, Bank of England and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors, particularly surrounding Japan, Korea, Russia and OPEC, to the contrary.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and the yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver prices were very volatile and were 4.5% higher at the quarter-end.

Base metals finished the first quarter with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China's growth would slow measurably, which would have decreased their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers seem to have picked up some of the slack but not enough to thwart the uptrend and base metals seem to have become a favorite of the fund community.

Softs: Coffee turned in a solid March, gaining 4.0%, which brought its quarterly advance to 19.3%. Prices broke out technically, adding to a bullish fundamental structure that included strong demand.

Sugar went in the other direction, falling 5.1% in March and 6.0% for the quarter within the Dow Jones AIG Index. Because sugar prices rose about 40% in 2004, a correction might have been expected. The market was up in January but subsequently turned lower.

Cocoa had a solid quarter gaining about $100, to $1639. Political unrest in the Ivory Coast was an ongoing feature throughout the quarter. In late March, the British government issued an advisory for its citizens to leave the Ivory Coast following reports of a buildup in armed forces along the ceasefire line between the government and rebels.

Citrus extended its gains with higher citrus prices continuing to be sustained by last year's Florida hurricane damage with estimates that 30% of the crop had been lost. Problems with Brazil's crop may have also added to the bullish mix.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Currencies: The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter of 2005. Losses were generated from longs in the euro and the Japanese yen and from short positions in the South African rand.

Energies: The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions in Brent crude, gas oil and natural gas.

Grains: The sector traded in a very volatile manner this quarter. The net result for the quarter was negative, with short wheat and corn positions among the largest contributors.

Indices: Stock markets globally were mixed for the quarter, making them difficult to trade. Losses were generated from long positions in the S&P 500 and Hang Seng.

Interest Rates: With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Gains in the US and Pacific Rim rates were completely offset by losses in European rates.

Metals: While industrial metals continued to rally steadily higher, precious metals, especially gold, corrected in the first quarter. This correction led to losses on long and short trading in gold.

Softs: The sector produced net profits for the quarter, with the largest contributions coming from long coffee positions.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund's actual results, performance or achievements for 2005 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income increased $62,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. This increase was primarily the result of higher interest rates during the first quarter of 2005 as compared to the first quarter of 2004.

Commissions are calculated on the Fund's net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $96,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. The decrease was primarily due to net redemptions and poor trading performance.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). An advisor profit share of $171,000 was incurred for the three months ended March 31, 2004. No advisor profit share was incurred during the three months ended March 31, 2005.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's co-chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures are effective.

In designing and evaluating the Fund's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, 2,630.1958 Units were sold for a total of $264,800.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

         31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

         31.2 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

         32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         KENMAR GLOBAL TRUST

By:      Preferred Investment Solutions Corp.
         Managing Owner




         By:  /s/ Kenneth A. Shewer                          Date:  May 16, 2005
         ----------------------------------------------
         Kenneth A. Shewer
         Co-Chief Executive Officer



         By:  /s/ Maureen D. Howley                          Date:  May 16, 2005
         ----------------------------------------------
         Maureen D. Howley
         Senior Vice President and Chief Financial Officer