Form 10-Q
period 2005-06-30
KENMAR GLOBAL TRUST
filed 2005-08-12
CIK 1019561

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

Commission file number 333-9898

                              KENMAR GLOBAL TRUST
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

Delaware                                              06-6429854
--------------------------------------------------------------------------------
(State or other Jurisdiction                          (I.R.S. Employer
of Incorporation or organization)                     Identification No.)

51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, CT          06831
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (203) 861-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No  X
                                                                   ---    ---

                              KENMAR GLOBAL TRUST
                          QUARTER ENDED JUNE 30, 2005

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION...........................................      1

    Item 1.  Financial Statements........................................      1

         Statements of Financial Condition as of June 30, 2005
         (Unaudited) and December 31, 2004 (Audited).....................      1

         Condensed Schedules of Investments as of June 30, 2005
         (Unaudited) and December 31, 2004 (Audited).....................      2

         Statements of Operations For the Three Months and
         Six Months Ended June 30, 2005 and 2004 (Unaudited).............      3

         Statements of Cash Flows For the Six Months Ended
         June 30, 2005 and 2004 (Unaudited)..............................      4

         Statements of Changes in Unitholders' Capital (Net Asset Value)
         For the Six Months Ended June 30, 2005 and 2004 (Unaudited).....      5

         Notes to Financial Statements (Unaudited).......................   6-10

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................  11-14

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     15

    Item 4.  Controls and Procedures.....................................     15

PART II - OTHER INFORMATION..............................................     16

    Item 1.  Legal Proceedings...........................................     16

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.     16

    Item 3.  Defaults Upon Senior Securities.............................     16

    Item 4.  Submission of Matters to a Vote of Security Holders.........     16

    Item 5.  Other Information...........................................     16

    Item 6.  Exhibits....................................................     16

                        PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


                              KENMAR GLOBAL TRUST
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                                _______________


                                                                                        June 30,            December 31,
                                                                                          2005                  2004
                                                                                          ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                           $10,460,727           $16,186,328
       Unrealized gain on open contracts                                                  600,396               409,172
                                                                                      -----------           -----------

              Deposits with brokers                                                    11,061,123            16,595,500

    Cash and cash equivalents                                                           6,549,206             6,613,238
    Unrealized gain (loss) on open forward currency contracts                             118,182              (159,830)
    Subscriptions receivable                                                               20,000                     0
                                                                                      -----------           -----------
              Total assets                                                            $17,748,511           $23,048,908
                                                                                      ===========           ===========

LIABILITIES
    Accounts payable                                                                  $    42,318           $    35,826
    Offering costs payable                                                                 55,000                     0
    Commissions and other trading fees on open contracts                                    5,212                 4,673
    Managing Owner brokerage commissions                                                  116,741               151,310
    Advisor profit shares                                                                  11,245               123,925
    Redemptions payable                                                                   399,866                91,091
    Redemption charges payable to Managing Owner                                              278                 1,484
                                                                                      -----------           -----------

              Total liabilities                                                           630,660               408,309
                                                                                      -----------           -----------

UNITHOLDERS' CAPITAL (Net Asset Value)
    Managing Owner - 2,143.8301 and 2,409.1584 units
       outstanding at June 30, 2005 and December 31, 2004                                 213,547               260,285
    Other Unitholders - 169,704.5820 and 207,148.9756 units
       outstanding at June 30, 2005 and December 31, 2004                              16,904,304            22,380,314
                                                                                      -----------           -----------

              Total unitholders' capital
                 (Net Asset Value)                                                     17,117,851            22,640,599
                                                                                      -----------           -----------

              Total liabilities and unitholders' capital                              $17,748,511           $23,048,908
                                                                                      ===========           ===========







                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                       CONDENSED SCHEDULE OF INVESTMENTS
           June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                                _______________



                                                                   June 30, 2005                    December 31, 2004
LONG FUTURES CONTRACTS                                             -------------                    -----------------
----------------------
                                                                              % of Net                           % of Net
              Description                                      Value        Asset Value           Value        Asset Value
              -----------                                   ------------    -----------       ------------     -----------

              Agricultural                                  $   (23,414)      (0.14)%         $     19,225        0.08 %
              Currency                                           39,563        0.23 %               17,393        0.08 %
              Energy                                               (848)       0.00 %                    0        0.00 %
              Interest rate                                     387,649        2.26 %                4,224        0.02 %
              Metals                                              4,386        0.03 %              201,425        0.89 %
              Stock index                                        63,080        0.37 %              228,871        1.01 %
                                                            ------------    -----------       ------------     -----------

              Total long futures contracts                  $   470,416        2.75 %          $   471,138        2.08 %
                                                            ------------    -----------       ------------     -----------



SHORT FUTURES CONTRACTS
-----------------------

                                                                              % of Net                           % of Net
              Description                                      Value        Asset Value           Value        Asset Value
              -----------                                   ------------    -----------       ------------     -----------

              Agricultural                                  $    25,690        0.15 %         $     30,118        0.13 %
              Currency                                          158,650        0.93 %               38,601        0.17 %
              Energy                                                  0        0.00 %               77,620        0.34 %
              Interest rate                                     (25,400)      (0.15)%               11,351        0.05 %
              Metals                                            (39,431)      (0.23)%             (221,495)      (0.97)%
              Stock index                                        10,471        0.06 %                2,498        0.01 %
              Other                                                   0        0.00 %                 (659)       0.00 %
                                                            ------------    -----------       ------------     -----------

              Total short futures contracts                 $   129,980        0.76 %          $   (61,966)      (0.27)%
                                                            ------------    -----------       ------------     -----------

              Total futures contracts                       $   600,396        3.51 %          $   409,172        1.81 %
                                                            ============    ===========       ============     ===========


FORWARD CURRENCY CONTRACTS
----------------------

                                                                              % of Net                           % of Net
              Description                                      Value        Asset Value           Value        Asset Value
              -----------                                   ------------    -----------       ------------     -----------

              Long forward currency contracts               $     6,662        0.04%           $   168,689        0.74 %
              Short forward currency contracts                  111,520        0.65 %             (328,519)      (1.45)%
                                                            ------------    -----------       ------------     -----------

              Total forward currency contracts              $   118,182        0.69 %          $  (159,830)      (0.71)%
                                                            ============    ===========       ============     ===========




                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)
                                _______________





                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                          2005             2004              2005             2004
TRADING GAINS (LOSSES)                                    ----             ----              ----             ----
----------------------

    Realized                                          $   (140,753)      $(1,347,044)     $(1,448,954)      $   411,583
    Change in unrealized                                   330,238        (1,019,891)         469,236        (1,216,172)
    Brokerage commissions                                  (44,441)          (59,059)        (101,657)         (128,158)
                                                      -------------      ------------     ------------      ------------

          Gain (loss) from trading                         145,044        (2,425,994)      (1,081,375)         (932,747)
                                                      -------------      ------------     ------------      ------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                     174,435            77,958          292,653           134,116
                                                      -------------      ------------     ------------      ------------

    Expenses
       Managing Owner brokerage
          commissions                                      400,017           566,538          871,902         1,122,789
       Advisor profit shares                                11,245                 0           11,245           171,336
       Operating expenses                                   46,133            56,069           71,797            77,503
                                                      -------------      ------------     ------------      ------------

              Total expenses                               457,395           622,607          954,944         1,371,628
                                                      -------------      ------------     ------------      ------------

              Net investment (loss)                       (282,960)         (544,649)        (662,291)       (1,237,512)
                                                      -------------      ------------     ------------      ------------

              NET (LOSS)                              $   (137,916)      $(2,970,643)     $(1,743,666)      $(2,170,259)
                                                      =============      ============     ============      ============

NET (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)           $         (0.75)   $       (13.03)  $         (8.96) $         (9.64)
                                                      =============      ============     ============      ============

(DECREASE) IN NET ASSET
    VALUE PER UNIT                                 $         (0.48)   $       (13.35)  $         (8.43) $         (9.89)
                                                      =============      ============     ============      ============





                            See accompanying notes.

                              KENMAR GLOBAL TRUST
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)
                                _______________





                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        2005                  2004
Cash flows from (for) operating activities                                              ----                  ----
    Net income (loss)                                                                $ (1,743,666)         $ (2,170,259)
       Adjustments to reconcile net income (loss) to
       net cash from (for) operating activities:
          Net change in unrealized                                                       (469,236)            1,216,172
          (Decrease) in accounts payable
              and accrued expenses                                                       (140,218)             (189,670)
                                                                                     ------------          ------------

                 Net cash (for) operating activities                                   (2,353,120)           (1,143,757)
                                                                                     ------------          ------------

Cash flows from (for) financing activities
    Addition of units                                                                     435,800             2,448,040
    Redemption of units                                                                (3,847,313)           (1,383,215)
    Offering costs paid                                                                   (25,000)              (49,000)
                                                                                     ------------          ------------

                 Net cash from (for) financing activities                              (3,436,513)            1,015,825
                                                                                     ------------          ------------

Net (decrease) in cash and cash equivalents                                            (5,789,633)             (127,932)

Cash and cash equivalents
    Beginning of period                                                                22,799,566            23,951,399
                                                                                     ------------          ------------

    End of period                                                                     $17,009,933           $23,823,467
                                                                                     ============          ============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                   $10,460,727           $15,884,687
    Cash and cash equivalents                                                           6,549,206             7,938,780
                                                                                     ------------          ------------

                 Total end of period cash and cash equivalents                        $17,009,933           $23,823,467
                                                                                     ============          ============



                            See accompanying notes.

                              KENMAR GLOBAL TRUST
        STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)
                                _______________




                                                                                   Unitholders' Capital
                                                      Total          ---------------------------------------------------
                                                    Number of         Managing             Other
                                                      Units             Owner           Unitholders           Total
                                                      -----             -----           -----------           -----
Six Months Ended June 30, 2005
------------------------------
Balances at
    December 31, 2004                              209,558.1340         $260,285        $22,380,314         $22,640,599

Net (loss) for the six months
    ended June 30, 2005                                                  (20,764)        (1,722,902)         (1,743,666)

Subscriptions                                        4,626.6081                0            455,800             455,800

Redemptions                                        (42,336.3300)         (25,000)        (4,129,882)         (4,154,882)

Offering costs                                                              (974)           (79,026)            (80,000)
                                                   ------------         --------        -----------         -----------
Balances at
    June 30, 2005                                  171,848.4121         $213,547        $16,904,304         $17,117,851
                                                   ============         ========        ===========         ===========

Six Months Ended June 30, 2004
------------------------------

Balances at
    December 31, 2003                              220,957.2650         $257,247        $24,274,508         $24,531,755

Net (loss) for the six months
    ended June 30, 2004                                                  (22,445)        (2,147,814)         (2,170,259)

Subscriptions                                       22,541.0700           10,000          2,483,640           2,493,640

Redemptions                                        (13,256.0294)               0         (1,459,300)         (1,459,300)

Offering costs                                                            (1,159)          (109,841)           (111,000)
                                                   ------------         --------        -----------         -----------

Balances at
    June 30, 2004                                  230,242.3056         $243,643        $23,041,193         $23,284,836
                                                   ============         ========        ===========         ===========



                                                                  Net Asset Value Per Unit
                                             -----------------------------------------------------------------

                                             June 30,         December 31,        June 30,        December 31,
                                               2005              2004               2004              2003
                                               ----              ----               ----              ----
                                              $99.61           $108.04            $101.13           $111.02
                                              ======           =======            =======           =======






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

Note 2.   MANAGING OWNER
          --------------

          The Managing Owner of the Fund is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.), which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At June 30, 2005, the Managing Owner has a net worth in excess of $1,000,000.

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

          The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2005 and 2004.

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

          Units purchased prior to February 29, 2004 may only be redeemed beginning on or after the end of the sixth month after sale. Such units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed.

          All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders' capital and amounted to $9,270 and $5,323 during the six months ended June 30, 2005 and 2004, respectively.

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

Note 8.   INTERIM FINANCIAL STATEMENTS
          ----------------------------

          The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows and changes in unitholders' capital (net asset value) for the six months ended June 30, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

                              KENMAR GLOBAL TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                _______________



Note 9.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                       2005          2004          2005           2004
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------   -----------   -----------    -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at beginning of period          $   100.09    $   114.48     $   108.04    $   111.02
                                                                    ----------    ----------     ----------    ----------
           Income (loss) from operations:
                  Gain (loss) from trading (1)                            1.22        (10.62)         (4.62)        (3.91)
                  Net investment (loss) (1)                              (1.54)        (2.39)         (3.40)        (5.49)
                                                                    ----------    ----------     ----------    ----------
                         Total income (loss) from operations             (0.32)       (13.01)         (8.02)        (9.40)
                                                                    ----------    ----------     ----------    ----------
           Offering costs (1)                                            (0.16)        (0.34)         (0.41)        (0.49)
                                                                    ----------    ----------     ----------    ----------
           Net asset value per unit at end of period                $    99.61    $   101.13     $    99.61    $   101.13
                                                                    ==========    ==========     ==========    ==========
           Total Return (2)                                              (0.48)%      (11.66)%        (7.80)%       (8.91)%
                                                                    ==========    ==========     ==========    ==========

           Supplemental Data

           Ratios to average net asset value:
                  Expenses prior to advisor profit shares (3)           (10.04)%       (9.94)%        (9.69)%       (9.58)%
                  Advisor profit shares (2)                              (0.06)%        0.00 %        (0.06)%       (0.68)%
                                                                    ----------    ----------     ----------    ----------
                         Total expenses                                 (10.10)%       (9.94)%        (9.75)%      (10.26)%
                                                                    ==========    ==========     ==========    ==========
                  Net investment (loss) (3), (4)                         (6.11)%       (8.69)%        (6.69)%       (8.51)%
                                                                    ==========    ==========     ==========    ==========


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

Units purchased prior to February 29, 2004 may only be redeemed beginning on or after the end of the sixth month after sale. Such units redeemed on or before the end of the twelfth full calendar month and after the end of the twelfth full month but on or before the end of the eighteenth full calendar month after the date such Units begin to participate in the profits and losses of the Fund are subject to early redemption charges of 3% and 2%, respectively, of the Net Asset Value redeemed.

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

As of June 30, 2005, the Net Asset Value of the Fund was $17,117,851, a decrease of approximately 10.78% from its Net Asset Value of $19,186,741 at March 31, 2005. The Fund's subscriptions and redemptions for the quarter ended June 30, 2005, totaled $191,000 and $2,091,974, respectively. For the quarter ended June 30, 2005, the Fund had revenue comprised of $(140,753) in realized trading losses, $330,238 in change in unrealized trading gains, and $174,435 in interest income compared to revenue comprised of $(1,347,044) in realized trading losses, $(1,019,891) in change in unrealized trading losses and $77,958 in interest income for the same period in 2004. Total gain from trading for the second quarter of 2005 increased by $2,571,038 from the same period for 2004, while net investment (loss) decreased by $261,689 between these periods. The Net Asset Value per Unit at June 30, 2005 decreased 0.48% from $100.09 at March 31, 2005, to $99.61 at June 30, 2005.

The Net Asset Value of the Fund decreased $5,522,748 or 24.39% from December 31, 2004 through June 30, 2005. The Fund's subscription and redemptions for the six months ended June 30, 2005, totaled $455,800 and $4,154,882, respectively. For the six months ended June 30, 2005, the Fund had revenue comprised of $(1,448,954) in realized trading losses, $469,236 in change in unrealized trading gains and $292,653 in interest income compared to revenue comprised of $411,583 in realized trading gains, $(1,216,172) in change in unrealized trading losses and $134,116 in interest income for the same period in 2004. The total loss from trading for the first six months of 2005 increased by $148,628 from the same period for 2004, while total expenses decreased by $416,684 between these periods. The Net Asset Value per Unit at June 30, 2005 decreased 7.80% from $108.04 at December 31, 2004, to $99.61 at
June 30, 2005.

             Past performance is not indicative of future results.
   As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.


Quarterly Market Overview

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to 3.25% as of June 30, 2005. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan's recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro's recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan's Gross Domestic Product running at about 1.5%. While Japan's economy is not in nearly as bad shape as Europe's, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran's Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy's inventory reports noted that inventories were sufficient.

Grains: For the agronomic commodity sector, with the exception of cotton, prices in the second quarter exhibited a rally. Major contributors of this rally included a "late" spring with cool, to cold, springtime temperatures in the Northern hemisphere, relative lack of post planting precipitation in the same areas, the monsoon rains arriving two to three weeks later than average in India and unabated growth in raw material demand by the largest consuming country in the world, China. In the US, a noticeable shift was seen out of soybean acreage, and into other competing crops, notably because of the discovery of Asian Soybean Rust (ASR) in the Gulf Coast States. This is the first time ASR has ever been seen in the US, which resulted in farmers becoming concerned about yield reduction, additional cultural control costs, and a general fear of crop deterioration.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the "no" votes on the European Union constitution. The UK, which had previously avoided much of Europe's economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden's Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold's rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Softs: Coffee prices tumbled throughout the second quarter of 2005 on news that the Brazilian harvest is doing well. In June, coffee was the weakest of the 19 components of the Dow Jones AIG Index. Solid physical demand for sugar globally, but in particular from China where May imports were reported at 170,875 tonnes, well ahead of last year's 157,683 tonnes, helped sugar surge in May and June. White sugar demand remains brisk and the European Union has withdrawn as a seller for the time being. After declining steadily for most of the second quarter of 2005, cocoa prices became volatile in June on reports of building tensions in the Ivory Coast ahead of the scheduled start of disarmament on June 27. With the market on edge, prices surged temporarily. Subsequently, the disarmament was delayed. Violence in the region continues, but tensions eased somewhat towards the end of June as the United Nations increased its commitment to the Peace Keeping Force.

Quarterly Fund Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (+): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Gains were derived from short positions in the euro and the Swiss franc, and from long positions in the Mexican peso.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were generated through long positions in crude and unleaded gas.

Grains (-): Most components of the sector ended the quarter where they began, albeit with multiple changes of direction within the 3-month period. The net result for the quarter was negative, with short positions in wheat, and long and short positions in soybean oil and cotton contributing to the sector's loss.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Losses were generated from long positions in the Tokyo Stock Index, and long and short positions in both the DAX and Nikkei.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions in the German and Japanese government bonds contributed towards the gains.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long and short positions in silver and gold, as well as long positions in copper.

Softs (-): The largest losses for the sector came from long positions in coffee.

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

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income increased by $96,000 and $159,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004. This increase was primarily the result of higher interest rates during 2005 versus 2004.

Commissions are calculated on the funds net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $181,000 and $277,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004. The decrease was primarily due to net redemptions and poor trading performance.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). An advisor profit share of $11,000 was incurred for the three months and six months ended June 30, 2005. An advisor profit share of $0 and $171,000 was incurred during the three months and six months ended June 30, 2004.

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

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings - There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - During the second quarter of 2005, 1,996.4123 Units were sold for a total of $191,000.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

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

     KENMAR GLOBAL TRUST

By:  Preferred Investment Solutions Corp.
     Managing Owner



     By:  /s/ Kenneth A. Shewer                           Date:  August 12, 2005
     ---------------------------------------------------
     Kenneth A. Shewer
     Co-Chief Executive Officer



     By:  /s/ Maureen D. Howley                           Date:  August 12, 2005
     ---------------------------------------------------
     Maureen D. Howley
     Senior Vice President and Chief Financial Officer