Form 10-Q
period 2005-09-30
KENMAR GLOBAL TRUST
filed 2005-11-14
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-9898

KENMAR GLOBAL TRUST

(Exact name of Registrant as specified in its charter)

Delaware	06-6429854
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 861-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

KENMAR GLOBAL TRUST

QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

September 30, 2005

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Equity in broker trading accounts
Cash	$7,756,360	$16,186,328
Unrealized gain on open contracts	555,943	409,172

Deposits with brokers	8,312,303	16,595,500

Cash and cash equivalents	6,693,254	6,613,238
Unrealized gain (loss) on open forward currency contracts	124,496	(159,830)

Total assets	$15,130,053	$23,048,908

LIABILITIES
Accounts payable	$37,783	$35,826
Offering costs payable	87,308	0
Commissions and other trading fees on open contracts	4,340	4,673
Managing Owner brokerage commissions	106,111	151,310
Advisor profit shares	46,850	123,925
Redemptions payable	598,763	91,091
Redemption charges payable to Managing Owner	0	1,484

Total liabilities	881,155	408,309

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,613.830 and 2,409.1584 units outstanding at September 30, 2005 and December 31, 2004	162,684	260,285
Other Unitholders – 139,735.583 and 207,148.9756 units outstanding at September 30, 2005 and December 31, 2004	14,086,214	22,380,314

Total unitholders’ capital (Net Asset Value)	14,248,898	22,640,599

Total liabilities and unitholders’ capital	$15,130,053	$23,048,908

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005		December 31, 2004
LONG FUTURES CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$40,550	0.28%	$19,225	0.08%
Currency	31,505	0.22%	17,393	0.08%
Energy	25,941	0.18%	0	0.00%
Interest rate	(73,430)	(0.52)%	4,224	0.02%
Metals	250,647	1.77%	201,425	0.89%
Stock index	159,460	1.12%	228,871	1.01%
Other	296	0.00%	0	0.00%

Total long futures contracts	$434,969	3.05%	$471,138	2.08%

SHORT FUTURES CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$9,290	0.07%	$30,118	0.13%
Currency	153,979	1.08%	38,601	0.17%
Energy	0	0.00%	77,620	0.34%
Interest rate	75,660	0.53%	11,351	0.05%
Metals	(117,955)	(0.83)%	(221,495)	(0.97)%
Stock index	0	0.00%	2,498	0.01%
Other	0	0.00%	(659)	0.00%

Total short futures contracts	$120,974	0.85%	$(61,966)	(0.27)%

Total futures contracts	$555,943	3.90%	$409,172	1.81%

FORWARD CURRENCY CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Long forward currency contracts	$45,869	0.32%	$168,689	0.74%
Short forward currency contracts	78,627	0.55%	(328,519)	(1.45)%

Total forward currency contracts	$124,496	0.87%	$(159,830)	(0.71)%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Realized	$593,565	$(1,244,681)	$(855,391)	$(833,098)
Change in unrealized	(38,140)	953,482	431,097	(262,690)
Brokerage commissions	(31,489)	(66,743)	(132,607)	(194,901)

Gain (loss) from trading	523,936	(357,942)	(556,901)	(1,290,689)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	143,293	98,572	428,953	232,689

Expenses
Managing Owner brokerage commissions	364,410	489,384	1,236,851	1,612,174
Advisor profit shares	46,850	0	58,095	171,336
Operating expenses	12,523	59,416	77,326	136,919

Total expenses	423,783	548,800	1,372,272	1,920,428

Net investment (loss)	(280,490)	(450,228)	(943,319)	(1,687,740)

NET INCOME (LOSS)	$243,446	$(808,170)	$(1,500,220)	$(2,978,429)

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)	$1.52	$(3.60)	$(8.19)	$(13.24)

INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$1.20	$(3.66)	$(7.23)	$(13.55)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from (for) operating activities
Net (loss)	$(1,500,220)	$(2,978,429)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Net change in unrealized	(431,097)	262,690
(Decrease) in accounts payable and accrued expenses	(34,826)	(184,274)

Net cash (for) operating activities	(1,966,143)	(2,900,013)

Cash flows from (for) financing activities
Addition of units	519,800	2,748,165
Redemption of units	(6,724,971)	(3,046,968)
Offering costs paid	(178,638)	(139,000)

Net cash (for) financing activities	(6,383,809)	(437,803)

Net (decrease) in cash and cash equivalents	(8,349,952)	(3,337,816)

Cash and cash equivalents
Beginning of period	22,799,566	23,951,399

End of period	$14,449,614	$20,613,583

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$7,756,360	$13,473,901
Cash and cash equivalents	6,693,254	7,139,682

Total end of period cash and cash equivalents	$14,449,614	$20,613,583

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Nine Months Ended September 30, 2005
Balances at December 31, 2004	209,558.1340	$260,285	$22,380,314	$22,640,599
Net (loss) for the nine months ended September 30, 2005		(18,787)	(1,481,433)	(1,500,220)
Subscriptions	5,272.2630	0	519,800	519,800
Redemptions	(73,480.9840)	(76,774)	(7,155,869)	(7,232,643)
Offering costs		(2,040)	(176,598)	(178,638)

Balances at September 30, 2005	141,349.4130	$162,684	$14,086,214	$14,248,898

Nine Months Ended September 30, 2004
Balances at December 31, 2003	220,957.2650	$257,247	$24,274,508	$24,531,755
Net (loss) for the nine months ended September 30, 2004		(30,951)	(2,947,478)	(2,978,429)
Subscriptions	24,908.4269	10,000	2,715,595	2,725,595
Redemptions	(32,378.7471)	0	(3,330,820)	(3,330,820)
Offering costs		(1,469)	(137,531)	(139,000)

Balances at September 30, 2004	213,486.9448	$234,827	$20,574,274	$20,809,101

	Net Asset Value per Limited and Managing Owner Interest
	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
	$100.81	$108.04	$97.47	$111.02

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. INTERIM FINANCIAL STATEMENTS

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows and changes in unitholders’ capital (net asset value) for the nine months ended September 30, 2005 and 2004, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

Note 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund’s management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party providers such as Bloomberg and Reuters and compares those prices with the Fund’s broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. Any change in net unrealized gain or loss is reported in the statement of operations. Brokerage commissions paid directly to brokers, reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

E.	Income Taxes

The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the Unitholders their allocable shares of the Fund’s income, expenses and trading gains or losses.

F.	Offering Costs

Offering costs are borne by the Fund and are charged directly to unitholders’ capital as incurred.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 3. MANAGING OWNER

The Managing Owner of the Fund is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.), which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At September 30, 2005, the Managing Owner has a net worth in excess of $1,000,000.

Effective March 1, 2004, the Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. During the period May 9, 2003 to February 29, 2004, the Managing Owner brokerage commissions were equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2005 and 2004.

Note 4. COMMODITY TRADING ADVISORS

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

Note 5. DEPOSITS WITH BROKERS

The Fund deposits cash with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Fund earns interest income on its cash deposited with the brokers.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $7,625 and $15,756 during the nine months ended September 30, 2005 and 2004, respectively.

Note 7. TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

Purchases and sales of futures and options on futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Fund has cash and cash equivalents on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward currency contracts are traded in unregulated markets between principals, the Fund also assumes the risk of loss from counterparty nonperformance.

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

Note 9. GUARANTEES

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$99.61	$101.13	$108.04	$111.02

Income (loss) from operations:
Gain (loss) from trading (1)	2.06	(1.53)	(8.60)	(5.43)
Net investment (loss) (1)	(0.24)	(2.01)	2.35	(7.50)

Total income (loss) from operations	1.82	(3.54)	(6.25)	(12.93)

Offering costs (1)	(0.62)	(0.12)	(0.98)	(0.62)

Net asset value per unit at end of period	$100.81	$97.47	$100.81	$97.47

Total Return (2)	1.20%	(3.62)%	(6.69)%	(12.21)%

Total Return before incentive fees	1.50%	0.00%	(6.37)%	0.00%

Incentive Fee	(0.30)%	0.00%	(0.32)	0.00%

Total Return after incentive fee	1.20%	0.00%	(6.69)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	(13.99)%	(9.87)%	(11.32)%	(9.67)%
Advisor profit shares (2)	0.30%	0.00%	0.32%	(0.71)%

Total expenses	(13.69)%	(9.87)%	(11.00)%	(10.38)%

Net investment gain (loss) (3), (4)	3.66%	(8.10)%	(12.26)%	(8.38)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	The net investment gain (loss) per unit and offering costs per unit are calculated by dividing the net investment gain (loss) and offering costs by the average number of units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized
(3)	Annualized
(4)	Excludes advisor profit shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results (upon commencement of trading), performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

The proceeds of the offering of the units of beneficial interest (the “Units”) are used by the Fund to engage in the speculative trading of futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the “Advisors”).

The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the “Clearing Brokers”) in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

Capital Resources. The Fund does not have, nor does it expect to have, any capital assets. Redemptions and sales of the Units in the future will affect the amount of funds available for trading futures, forwards and options in subsequent periods.

There are three primary factors that affect the Fund’s capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Unitholders of the Fund (the “Unitholders”); and (iii) the capital invested or redeemed by the Fund’s managing owner, Preferred Investment Solutions Corp. (“Preferred”). Preferred has maintained, and has agreed to maintain, at all times a one percent (1%) interest in the Fund. All capital contributions by Preferred necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Preferred, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Preferred, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

“Net Asset Value” is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles as described in the Fund’s Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of May 1, 2004 (the “Declaration of Trust Agreement”). The term “Net Asset Value Per Unit” is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

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

With respect to the Fund’s trading, in general, the Fund’s Advisors will endeavor to trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

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

Results of Operations. The Fund incurs substantial charges from the payment of profit shares to the Advisors, incentive fees and brokerage commissions to Preferred, miscellaneous execution costs, operating, selling and administrative expenses. Brokerage commissions are payable based upon the Net Asset Value of the Fund and are payable without regard to the profitability of the Fund. As a result, it is possible that the Fund may incur a net loss when trading profits are not substantial enough to avoid depletion of the Fund’s assets from such fees and expenses. Thus, due to the nature of the Fund’s business, the success of the Fund is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of futures, forwards and options sufficient to produce capital appreciation after payment of all fees and expenses.

It is important to note that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors’ trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of September 30, 2005, the Net Asset Value of the Fund was $14,248,898, a decrease of approximately 16.76% from its Net Asset Value of $17,117,851 at June 30, 2005. The Fund’s subscriptions and redemptions for the quarter ended September 30, 2005, totaled $64,000 and $3,077,762, respectively. For the quarter ended September 30, 2005, the Fund had revenue comprised of $593,565 in realized trading gains, $(38,140) in change in unrealized trading losses, and $143,293 in interest income compared to loss comprised of $(1,244,681) in realized trading losses, $953,482 in change in unrealized trading gains and $98,572 in interest income for the same period in 2004. Total gain from trading for the third quarter of 2005 increased by $881,878 from the same period for 2004, while net investment (loss) decreased by $169,738 between these periods. The Net Asset Value per Unit at September 30, 2005 increased 1.20% from $99.61 at June 30, 2005, to $100.81 at September 30, 2005.

The Net Asset Value of the Fund decreased $8,391,701 or 37.06% from December 31, 2004 through September 30, 2005. The Fund’s subscription and redemptions for the nine months ended September 30, 2005, totaled $519,800 and $7,232,643, respectively. For the nine months ended September 30, 2005, the Fund had revenue comprised of $(855,391) in realized trading losses, $431,097 in change in unrealized trading gains and $428,953 in interest income compared to revenue comprised of $(833,098) in realized trading losses, $(262,690) in change in unrealized trading losses and $232,689 in interest income for the same period in 2004. The total gain from trading for the first nine months of 2005 increased by $744,421 from the same period for 2004, while total expenses decreased by $548,156 between these periods. The Net Asset Value per Unit at September 30, 2005 decreased 6.69% from $108.04 at December 31, 2004, to $100.81 at September 30, 2005.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Overview

The U.S. economy had a reasonably positive third quarter, despite higher petroleum and natural gas prices and two major hurricanes at quarter’s end that caused significant damage in New Orleans and the Gulf Coast region. A strong U.S. dollar was an evident factor throughout the third quarter. The final report on the second quarter Gross Domestic Product (“GDP”), released at the end of September, showed the U.S. economy growing at a 3.3% annual rate. Consumer spending and a large trade deficit were major contributors to the final second quarter number. For the third quarter, the forecasts are mostly running around an annual rate of 3.5%, notwithstanding $3 per gallon gasoline and rising natural gas prices that are expected to cause higher home heating bills.

The Federal Reserve (“Fed”) increased its emphasis on inflation throughout the third quarter, as evidenced not only by the Federal Open Market Committee (“FOMC”) minutes, but also by speeches from Chairman Greenspan and a number of Fed members. The FOMC continued to raise rates during the third quarter, ignoring pleas from politicians and economists to pause after the hurricanes. In addition, the statement from the September 20 meeting made it appear that the FOMC may continue raising rates. Treasury yields have been slow to reflect this but the 10-year note ended the third quarter at 4.25%, up from 3.94% at June 30. The yield curve has been flattening almost all year and the spread between the 2 and 10-year notes was 14 to 15 points at the end of September, slightly above the 4 year low of 12 points.

Third quarter economic data included steady housing numbers and decent employment figures. However, consumer confidence was clearly shaken by gas prices and the hurricanes. In particular, the September University of Michigan Sentiment Index disappointed economists with a decline to 76.9 from 89.1 in August and 96.7 in July. Among other reports, personal income and spending ended the quarter on a weak note and the nation’s savings rate fell to a record low of minus 0.7%.

The major European and Asian economies were reasonably strong this quarter, despite high energy prices. In Europe, the European Central Bank (“ECB”) left rates unchanged during the quarter, extending the existing 2% rate. While there was periodic speculation that it was leaning toward higher rates, and ECB President Claude Trichet stepped up his inflation rhetoric, the ECB continues to maintain the same rate that has existed since November 2003 with little prospect of any change this year. While the Bank of England lowered its base rate by 25 points at its August 4 meeting, that is considered a one-time event as recent U.K. data does not indicate any additional moves in the near future.

A significant event in Europe during the third quarter was the German elections, which ended in a virtual tie between Gerhard Schroeder and Angela Merkel. This created a great deal of uncertainty and lessened prospects of any imminent economic reform. At the end of September, the situation was still unresolved but appeared to be moving toward a coalition solution, a result that may limit reform potential.

In the third quarter, the Organization of Economic Cooperation and Development (“OECD”) increased its GDP forecasts for France and Italy but lowered them for Germany and the U.K. France was increased to 1.6% from 1.4% and Italy was increased to a positive 0.2% from a negative 0.6%. Germany was downgraded to 1.0% from 1.2% and the U.K. was decreased to 1.9% from 2.4%. The August unemployment rate for Germany was unchanged at 11.6% while France’s unemployment rate edged below 10% for the first time in 2 years.

In Asia, the reelection of reform-minded Prime Minister Koizumi was received favorably, leading to a rally in the Nikkei to 13,678, a level not seen since May 2001. Japan’s economic data also pointed to growth, including strong consumer sector numbers. Despite a period of increasing oil prices, August industrial production grew at a 1.2% pace, extending the recent positive trend. The OECD raised its 2005 GDP projection for Japan to 1.8% from 1.5%. Meanwhile, China, Korea and India continue to see strong economic expansion while inflationary pressures appear to be under reasonable control.

Currencies: The U.S. dollar had a strong September and a solid third quarter against the euro, Japanese yen and British pound. In late September, the People’s Republic of China central bank widened the yuan’s trading band against the Japanese yen, euro and Hong Kong dollar to 3.0% from 1.5%. The U.S. dollar remained at 0.3%. China described the move as necessary to curb speculation that could be harmful to the yuan.

The Bank of Canada raised its overnight interest rate by 25 basis points to 2.75% on September 7. The accompanying statement was unclear as to whether further rate hikes were likely. The Canadian dollar ended September at 86.03 cents to the U.S. dollar compared to 83.66 cents to the U.S. dollar at the end of the second quarter. In other currencies, the Australian dollar ended the quarter at 76.27 cents to the U.S. dollar and the South African rand was at 6.37 rand to the U.S. dollar.

Energies: Natural gas prices hit record highs in September increasing 80% for the quarter. Hurricanes Katrina and Rita were the primary reasons for the increase. Repairing the vast damage to natural gas facilities in the Gulf (including rigs, pipelines and processing facilities) is taking far longer than expected. It is expected that it will be weeks before facilities are near normal and months before they are fully operational.

As to the petroleum sector, the third quarter also saw higher prices, albeit less than natural gas. Crude rose 13%, heating oil increased 23% and unleaded petroleum rose 44% in the third quarter. At the end of the quarter, the U.S. Minerals Management Service estimated that 97.8% of daily oil production in the Gulf was still offline. As with natural gas, repairs are taking considerably longer than originally anticipated. President Bush announced two releases from the strategic petroleum reserve and OPEC increased quotas by 500,000 barrels; however, given refinery capacity problems, these actions had minimal impact.

Grains: The corn market saw a continuation of the downward movement that began in July and continued throughout the months of August and September as each month’s respective USDA Supply/Demand Report confirmed the existence of a strong U.S. crop. Also, Hurricanes Katrina and Rita and the accompanying 300-mile wide band of rain proved more beneficial to the crop, in the form of irrigation, than the damage done by the 30 mile wide band of destructive winds. Soybeans followed much the same pattern as corn in the third quarter. The wheat market saw a commensurate pricing pattern develop during the third quarter.

Indices: The Dow Jones Industrial Average (“DJIA”), the NASDAQ and the S&P 500 indices each ended September higher, notwithstanding two major hurricanes and sharply higher gasoline and natural gas prices. For the DJIA, it was its first September gain in seven years.

Foreign markets outperformed the U.S. in almost all cases. The Nikkei ended the quarter at 13,678, a level not seen since May 2001, despite a period of higher oil prices. Stocks may have also benefited from a weaker yen, which encourages exports.

Other regional markets ended the quarter higher. Korea’s Kospi, which is attracting global investor attention, rose to record levels. Natural resource equities helped the Australia’s All Ordinary Index.

European markets were strong throughout September in part because of a number of announced merger and acquisition deals, and the U.S. dollar rally. Technology, energy and mining issues were leading performers. European companies have been able to increase profits despite lackluster, albeit slightly improved, economic growth, high oil prices and concerns surrounding the U.S. economy.

Interest Rates: In the third quarter, U.S. Treasuries turned in their weakest quarter since the second quarter of 2004. The pattern of a flattening yield curve, prevalent for most of the quarter, was extended in September as the spread between the 10-year note and the 2-year narrowed to 14 points, just off the 4 year low of 12 basis points. Many fixed income experts view an inverted curve as inevitable. The Fed continued to raise rates, and numerous speeches from various Fed governors made it clear that the FOMC was not finished.

In Europe, the ECB held rates at 2.0%, a level that has stayed constant since November 2003. After cutting rates 25 basis points at its August 4 meeting, the Bank of England took no action in September, and recent economic data seems to indicate no further change this year. While the Bank of Canada followed the U.S. by raising rates 25 basis points, the Reserve Bank of Australia made no move. U.S. securities continue to benefit from a distinct yield advantage over most of their major competitors, including 115 basis points over the German Bund, the highest in 5 years. Foreign demand for U.S. Treasuries remains strong among central banks and private investors in Europe, Asia and the Middle East.

Metals: The third quarter, but especially September, was strong for precious metals, particularly gold. The gold rally occurred during a period of significant U.S. dollar strength. Increasing oil prices aroused inflation concerns and gold prices indicate growing underlying inflation pressures, similar to concerns expressed by the FOMC. The September hurricanes and their potential inflationary implications and ongoing concerns regarding the Middle East added to gold’s performance.

Copper turned in a strong third quarter as well and is now up 33.6% year-to-date thru September 30 within the Dow Jones AIG Index. Aluminum followed the lead of copper at times, albeit in a far less buoyant pattern, although it weakened somewhat toward the end of the quarter. Nickel saw rising warehouse stocks as it lost 9.1% in September and 6.02% for the third quarter. Zinc was 13.46% higher in the third quarter.

Softs: The third quarter was difficult for the cocoa market. The situation in the Ivory Coast is relatively unchanged from what it was earlier in the year. Ivorian President Gbagbo confirmed that elections would not be held on October 30 as previously scheduled. The situation is likely to remain in chaos for weeks and there is potential for renewed violence. Given that the peak harvest season is approaching, uncertainty remains.

The coffee market experienced high volatility following Hurricane Katrina. There was a growing concern for coffee beans stored in New Orleans, which amounted to approximately 25% of total stocks in the U.S. The level of damage remains unknown but a clearer picture will develop by mid October. Brazil’s output has proven disappointing and thus a sharp decline also seems improbable.

Sugar prices increased in the third quarter, bringing its 2005 gain to 24%. Sugar is benefiting from strong overall demand, including that related to ethanol production. The latest figures from India, the world’s number one consumer, indicate domestic demand exceeding production for the third consecutive year as that nation’s standard of living improves. Brazil is exporting less sugar, instead diverting it to ethanol production. On the negative side, the European Union has been unloading large tonnage in recent weeks which might serve to temper the market.

The month of September saw a reversal for cotton prices in the third quarter. Sellers backed away from the market as a result of the fears of, and actual damage to the crop, at the hands of hurricanes Katrina and Rita.

Quarterly Fund Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (-): Escalating energy prices, strong demand for U.S. securities and concerns over a general slowing of the global economy affected the currency markets during the quarter. Losses were generated from long positions in the Australian dollar and short positions in the euro versus the U.S. dollar and Japanese yen.

Energies (+): Concerns over refining capacity as well as the lack of supply for increasing global demand were elevated to new heights in the wake of Hurricane Katrina. Record highs were experienced in both crude oil and natural gas during the quarter. The Trust’s largest gains were achieved on long positions natural gas and unleaded gasoline.

Grains (-): The possibility of a drought and limited supply turned into an abundant crop after the rains associated with the hurricanes Katrina and Rita provided ample irrigation. Long and short positions in wheat contributed to losses.

Indices (+): The major equity indexes in Western Europe, Japan and Australia were strong throughout the quarter. Gains were achieved through long positions in the TOPIX, the Nikkei and the DAX.

Interest Rates (-): Short-term volatility increased as global bond markets reacted to news on economic growth and central bank monetary policy activity. The Trust’s losses were attributable to long positions in the U.S. Treasury Bond, the German Bund and Bobl, Euribor and Short Sterling.

Metals (+): Base metals contributed to a positive return in this sector for the quarter, with long positions in copper and zinc the main contributors.

Softs (-): The sector experienced a loss for the quarter, as gains in sugar and feeder cattle were not enough to offset loses in milk, live hogs and cocoa.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors should cause the Fund’s actual results, performance or achievements for 2005 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income increased by $45,000 and $196,000 for the three months and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. This increase was primarily the result of higher interest rates during 2005 versus 2004.

Commissions are calculated on the funds net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $160,000 and $438,000 for the three months and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. The decrease was primarily due to net redemptions.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). An advisor profit share of $47,000 and $58,000 was incurred for the three months and nine months ended September 30, 2005. An advisor profit share of $0 and $171,000 was incurred during the three months and nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration concluded that the Fund’s disclosure controls and procedures are effective.

In designing and evaluating the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – During the third quarter of 2005, 0 Units were sold for a total of $0.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: November 14, 2005
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: November 14, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer

By:	/s/ David K. Spohr	Date: November 14, 2005
David K. Spohr
Vice President and Director of Fund Administration