Form 10-K
period 2005-12-31
KENMAR GLOBAL TRUST
filed 2006-04-03
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-9898

KENMAR GLOBAL TRUST

(Exact name of Registrant as specified in its charter)

Delaware	06-6429854
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

None of the voting securities of the Registrant are held be Non-Affiliates of the Registrant.

KENMAR GLOBAL TRUST

PART I

ITEM 1. BUSINESS

(a) General Development of Business:

Kenmar Global Trust (“The Fund”or “The Trust”) is a Delaware business trust that operates as a commodity investment pool. The Fund was formed on July 17, 1996 and commenced trading on May 22, 1997. The Fund maintains its principal office at 900 King Street, Suite 100, Rye Brook, New York 10573, with a telephone number of (914) 307-7000. The proceeds of the offering of the Units are used by the Fund to engage in the speculative trading of futures, forward, options and related contracts through allocating such proceeds to multiple commodity trading advisors (the “Advisors”). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the “Clearing Brokers”) in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading.

Units of beneficial interest are offered for sale as of the last day of each month at the then-current Net Asset Value per Unit. The minimum investment is $5,000, except for (i) trustees or custodians of eligible employee benefit plans and individual retirement accounts and (ii) existing holders of Units (“Unitholders”) subscribing for additional Units, in which case the minimum investment is $2,000. Investors receive a Prospectus that sets forth the material terms of the investment. The Prospectus is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the “CEAct”), and is filed with the National Futures Association (the “NFA”) and the Commodity Futures Trading Commission (the “CFTC”) in compliance with such Regulations.

The Fund’s managing owner is Preferred Investment Solutions Corp. (previously Kenmar Advisory Corp.) (“Preferred”), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. Effective January 1, 2006, Preferred reorganized as a Delaware corporation. Preferred is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Preferred.

The Fund itself does not have any employees. Rather, Preferred provides the Fund with the services of research, client support (marketing) and management information systems and analysis personnel to conduct its operational activities. Effective January 1, 2006, Kenmar Group Inc. provides this support.

The Fund is managed by Preferred. Preferred: (i) selects the Fund’s Clearing Brokers and Selling Agents and selects and monitors the Advisors; (ii) allocates and/or reallocates Fund assets among the Advisors; (iii) determines if an Advisor should be removed or replaced; (iv) negotiates advisory fees; and (v) performs such other services as Preferred believes that the Fund may from time to time require.

(b) Financial Information about Industry Segments:

The Registrant’s business constitutes only one segment for financial reporting purposes, i.e., a commodity investment pool.

(c) Narrative Description of Business:

General

Preferred believes that the most effective means of controlling the risks of the Fund’s futures, forward and options trading is through a diversified portfolio of Advisors. An important part of this strategy focuses on controlling risk by combining Advisors who employ diverse trading methodologies — such as technical, fundamental, systematic, trend-following, discretionary or mathematical — and who exhibit diverse performance characteristics. The objective of this strategy is to construct a portfolio of Advisors whose combined performance best meets the investment aim of the Fund to achieve superior returns within appropriately defined parameters of risk.

The process of selecting Advisors is an ongoing one — Preferred continuously analyzes qualitatively and quantitatively the performance and trading characteristics of the current and prospective Advisors in an effort to determine which Advisors are best suited to Preferred’s perception of the current market environment. Based upon such continuing analysis, Preferred will reallocate assets among the Advisors or change the portfolio of Advisors when Preferred’s perception of the trading environment or an Advisor’s individual performance indicates to Preferred that such change or changes are appropriate.

Preferred believes that its ability to manage successfully the risks of futures and related investments is dependent upon a willingness to act decisively and a management style that identifies and responds to shifting market trends. Therefore, when Preferred’s perception of market conditions and/or individual Advisor performance suggests that an alternative trading style or methodology might be better suited to Preferred’s perception of the current market environment, Preferred may alter the portfolio of Advisors or the allocation of assets among the Advisors without prior notice to, or the approval of, the Unitholders.

Advisor Summaries

Set forth below is a brief description of the portfolio of core-Advisors trading for the Fund as of December 31, 2005.

Graham Capital Management, L.P.

Graham Capital Management, L.P. (“GCM”) was organized as a Delaware limited partnership in May 1994. The general partner of GCM is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the President and sole shareholder. The limited partner of GCM is KGT Investment Partners, L.P., a Delaware limited partnership of which KGT, Inc. is also a general partner and in which Mr. Tropin is the principal investor. KGT, Inc. and KGT Investment Partnership, L.P. are registered principals of GCM. (KGT, Inc. and KGT Investment Partners, L.P. are not affiliated with Preferred, the Fund or any other company affiliated or related to Preferred or the Fund.) GCM became registered as a commodity pool operator and commodity trading advisor under the CEAct and a member of the NFA on July 27, 1994. The registration of GCM with the CFTC and its membership in the National Futures Association must not be taken as an indication that any such agency or self-regulatory body has recommended or approved GCM.

The current program used by GCM on behalf of the Fund is the K4 Program at 150% Leverage (“150% Leverage”). The Fund may also elect to have GCM utilize the K4 Program at Standard Leverage (“Standard Leverage”) on behalf of the Fund. The Fund will not invest in both the Standard Leverage program and the 150% Leverage program simultaneously.

GCM is an investment manager that actively trades worldwide on a 24-hour basis in the equity, fixed income, currency and commodity markets utilizing securities, futures, forwards and other financial instruments. GCM offers clients various systematic and discretionary global macro trading programs and a long-short equity program. GCM uses systematic trading programs or models to produce trading signals on a largely automated basis when applied to market data. GCM also manages discretionary trading programs for which trades are determined subjectively on the basis of its traders’ assessment of market conditions rather than through application of an automated system. GCM’s long-short equity program applies a mean reversion strategy to several hundred large capitalization stocks. The investment objective of each GCM trading strategy is to provide clients with significant potential for capital appreciation in both rising and falling markets during expanding and recessionary economic cycles.

Grinham Managed Funds Pty Ltd.

Grinham Managed Funds Pty Ltd. (“Grinham”) is an Australian commodity trading advisor licensed as a futures Broker by the Australian Securities Commission and was registered as a commodity trading advisor and was approved for membership in the NFA on February 26, 1997. Grinham utilizes an automated, technical trading system. The basic premise of the system is that markets incorporate a random and non-random component. The Grinham system is designed to identify when markets begin to move in a non-random fashion and to generate orders to profit from non-random price movements. The registration of Grinham with the CFTC and its membership in the NFA must not be taken as an indication that any such agency or self-regulatory body has recommended or approved Grinham.

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

Effective August 1, 2005 Preferred reduced allocated trading assets managed by Grinham to zero, and reallocated these assets 50% to Graham Capital Management, L.P. and 50% to Transtrend B.V.

Transtrend B.V.

Transtrend, B.V. (“Transtrend”) is a Dutch limited liability company formed in November 1991 to provide commodity trading advisory services to selected clients. It has been registered as a commodity trading advisor and commodity pool operator under the CEAct since September 23, 1994, and is a member of the NFA in such capacities. Transtrend is also licensed as a portfolio manager, and is subject to regulation by the Autoriteit Financiële Markten (“AFM”), the securities board of The Netherlands. Registration under the CEAct, membership in the NFA and the AFM license in no way imply that the CFTC, the NFA or the AFM have endorsed Transtrend’s qualifications to provide the commodity trading advisory services described herein.

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

To the extent the Fund trades in futures contracts on U.S. exchanges, the assets deposited by the Fund with its Clearing Brokers as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments — principally U.S. government obligations.

To the extent that the Fund trades in futures, forward, options and related contracts on markets other than regulated U.S. futures exchanges, funds deposited to margin positions held on such exchanges are invested in bank deposits or in instruments of a credit standing generally comparable to those authorized by the CFTC for investment of “customer segregated funds,” although applicable CFTC rules prohibit funds employed in trading on foreign exchanges from being deposited in “customer segregated fund accounts.”

Although the percentages set forth below may vary substantially over time, as of December 31, 2005 the Fund estimates:

(i) up to approximately 72% of the Net Asset Value of the Fund is placed with the Clearing Brokers in the form of cash or U.S. Treasury bills to margin positions of all commodities combined. Such funds will be segregated pursuant to CFTC rules;

(ii) approximately 28% of the Net Asset Value of the Fund is maintained in cash management, bank deposits or U.S. Treasury and U.S. Government Agencies issues.

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

The Fund receives all of the interest income earned on its assets.

Description Of Current Charges

Recipient	Nature Of Payment	Amount Of Payment
Preferred	Brokerage Commissions	Flat-rate monthly commissions of 0.83% of the Fund’s beginning of month Net Assets (a 10% annual rate). Once Net Assets reach $25 million, the annual Brokerage Commission rate will be reduced to a blended rate for all Net Assets based on 10% of the first $25 million and 9% on any Net Assets over that amount. Such commissions cover all advisor management fees, floor brokerage, exchange, clearing and NFA fees incurred in the Fund’s trading.

Counterparties	“Bid-ask” spreads	Each counterparty with which the Fund trades receives “bid-ask” spreads on the forward trades executed on behalf of the Fund.

Advisors	Profit Shares	Paid by the Fund on a quarterly basis (although accrued against Net Asset Value per Unit monthly). Each Advisor’s Profit Share is determined based on any New Trading Profit (as defined) generated by such Advisor. New Trading Profit in respect of each Advisor’s account is calculated after reduction for Brokerage Commissions at an annual rate of 1.5% - 5.0%, rather than at a 10% annual rate (or, if Net Assets exceed $25 million, at the blended rate of 10% for the first $25 million and 9% on any Net Assets over that amount), and execution costs actually incurred (other than floor brokerage, exchange, clearing and NFA fees). New Trading Profit is not reduced by any Incentive Fee, administrative expenses or organizational and initial offering costs (or extraordinary expenses). The Profit Shares are payable separately to each Advisor based on its individual performance, not overall profits of the Fund. Units may be subject to reduction for Profit Shares attributable to a particular Advisor even though the Net Asset Value per Unit has declined from the purchase price of such Units.

Preferred	Incentive Fee	Paid by the Fund as a whole on an annual basis (although accrued against Net Asset Value per Unit monthly). The Incentive Fee equals 5% of any New Overall Appreciation (as defined). An Incentive Fee may be allocated even though the Net Asset Value per Unit has declined from the purchase price of such Units.

Third Parties	Operating, Selling and Administrative costs (including miscellaneous execution costs)	Paid as incurred; equal to 2.08% of the Fund’s average beginning of month Net Assets for 2005.

Regulation

Preferred, the Advisors and the Clearing Brokers are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission.

Available information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 459 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at htttp://www.sec.gov.

Item 1A. Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

Each Advisor selected by the Managing Owner to manage the assets of the Trust has a performance history through the date of its selection by The Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Trust that is comparable to that Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Trust.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which the Trust trades are speculative, highly leveraged and involve a high degree of risk. Each Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Trust will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does the Trust, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean the Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Trust is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of the Trust, or if a multi-advisor fund, upon each advisors performance. Consequently, the expenses of the Trust could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading systems used by certain Advisors are technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Units of the Trust being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders, while they may utilize market charts, computer programs and compilations of quantifiable fundamental information to assist them in making trading decisions, make such decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. Such traders may be more prone to subjective judgments, which may have greater potentially adverse effects on their performance than systematic traders, which emphasize eliminating the effects of “emotionalism” on their trading. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach. Discretionary traders, like trend-following traders, are unlikely to be profitable unless major price movements occur. Discretionary traders are highly unpredictable, and can incur substantial losses even in apparently favorable markets.

Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

Decisions Based Upon Fundamental Analysis May Not Result in Profitable Trading

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for a particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus.

Increase in Assets Under Management May Affect Trading Decisions

The more equity an Advisor manages, the more difficult it may be for that Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Advisors to modify trading decisions for the Trust, which could have a detrimental effect on your investment in the Trust.

You cannot be Assured of the Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Advisor will be willing or able to continue to provide advisory services to the Trust for any length of time. There is severe competition for the services of qualified trading advisors, and the Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Advisor may require the Trust to pay higher fees in order to be able to retain such Advisor.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which an Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and the Trust will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Because No Trust Acquires Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Trust trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, no Trust can be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of the Trust which may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Advisors are expected to engage in some or all of its trading on behalf of the Trust on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, the Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by the Trust to which such Investors would not have been subject had the Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Advisors, and various brokers and servicing agents. The Managing Owner, the Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Trust may be subject to certain conflicts with respect to its Clearing Broker, its Futures Broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Clearing Broker, the Futures Broker and executing brokers.

Unitholders Taxed Currently

Unitholders of a Trust are subject to tax each year on their allocable share of the income or gains (if any) of such Trust, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders in respect of any Trust. Consequently, Unitholders of a Trust will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by such Trust.

In comparing the profit objectives of each Trust with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of each Trust, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the Unitholders of such Trust every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders of a Trust will be taxed currently on their allocable share of the income or gains of such Trust, if any, the Trust may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders of the Trust may be required to treat the amount of Incentive Fees and other expenses of such Trust as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (“the IRS”) may object. If a substantial portion of the fees and other expenses of the Trust were characterized as “investment advisory fees,” an investment in such Trust might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to the Trust, the Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by such Trust. However, losses on the Trust’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in the Trust despite incurring a financial loss on their Units in the Trust.

Possibility of a Tax Audit of Both the Trust and the Unitholders

There can be no assurance that the tax returns of the Trust will not be audited by the IRS. If such an audit results in an adjustment, Unitholders of the Trust could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Clearing Broker fails to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the Clearing Broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Clearing Broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the Clearing Broker as margin) was held by the Clearing Broker.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in forward contracts by the Trust. This lack of regulation in these markets could expose a Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. The Trust also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Trust could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as the Trust, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in any Trust.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

Trading decisions in respect of the Trust, are made by the Advisor or Advisors. While the Managing Owner receives daily trade confirmations from the Clearing Broker and foreign exchange dealers, such information is not provided to Unitholders and each Trust’s trading results are reported to the Unitholders. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Trust may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. Because there is no exchange or clearinghouse for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, no Trust will receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from the Trust, which would cause the Trust to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Clearing Broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B. Unresolved Staff Comments

None

ITEM 2. PROPERTIES

The Registrant does not own or use any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of Preferred.

Certain administrative services are provided by DPM Mellon which is located at 400 Atrium Drive, Somerset, New Jersey 08873.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings pending by or against the Registrant or the Managing Owner.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Related Unitholder Matters

(a) Market Information:

(1)(i) There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b) Holders:

(1) As of March 10, 2006, there were 450 holders of Units, including Preferred. As of March 10, 2006, Marc S. Goodman owned 52.8321 Units in his individual retirement account, Kenneth A. Shewer owned 50.2517 Units in his individual retirement account and Preferred owned 1,193.8301 Units.

(c) Dividends:

(1) The Fund has made no distributions since trading commenced, nor does Preferred presently intend to make any distributions in the future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans:

(1) Not applicable.

Reg. S-K Item 701(a)

During the fourth quarter of 2005, 212.0494 Units were sold for a total of $21,000.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund’s audited financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Total revenues (including interest)	$51,214	$2,095,871	$3,186,804	$5,474,706	$2,412,530
Net income (loss)	$(1,852,664)	$(709,503)	$284,307	$2,569,176	$41,135
Net income (loss) per weighted average Interest	$(11.19)	$(3.20)	$1.47	$15.20	$0.24
Total assets	$12,001,911	$23,048,908	$25,033,198	$19,723,874	$16,390,561
Net asset value per Interest	$97.86	$108.04	$111.02	$110.77	$96.48

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

2005 was an eventful year in the global economic markets. The rise in global energy prices to historic highs was a primary factor that dominated the global economy, along with many other economic, geopolitical and social issues.

The U.S. equity markets lagged most foreign equity markets in 2005. The Dow Jones Industrial Index had its first annual loss since 2002, while the technology oriented Nasdaq Index had a modest 1% gain and the S&P 500 Index gained 3% for the year. Overall corporate earnings exceeded expectations for most of the year, including the third and fourth quarters. The impact of several hurricanes, high energy prices and rising interest rates were among the negative factors for the year.

European equity markets out-performed the U.S. equity markets by a significant margin for much of the year, with the fourth quarter being particularly strong. Among the three major indices, the German DAX gained 27%, the French CAC 40 gained 23% and the British FTSE 100 was up 17%. Asian equities were stronger than European equities, as South Korea’s Kospi increased 54% and Japan’s Nikkei rose 40%. The Nikkei finished the year with seven consecutive monthly gains. Australia’s All Ordinaries increased 17%.

One of the notable themes in U.S. interest rates was a flattening yield curve and a gradual trend toward inversion. The inversion finally occurred in December as the 10-year finished with a 4.39% yield versus 4.40% for the 2-year. The inversion was the first in six years. This pattern occurred in the face of 13 consecutive 25 point Federal Open Market Committee rate hikes to 4.25%. In Europe, the European Central Bank raised rates 25 points to 2.25% but this was not considered an indication of a cycle of rate hikes as European economic growth, while improved, remained fairly modest.

The U.S. dollar ended stronger in 2005, not withstanding a volatile trading pattern during the year. For the year, the U.S. dollar rose approximately 15% against the Japanese yen and the Euro. The interest rate differential was the primary factor behind the U.S. dollar’s solid performance. The British pound finished 2005 lower due to weakness in the U.K. economy. As a result of rate increases by the Bank of Canada, the Canadian dollar gradually gained versus the U.S. dollar, ending the year up 4.1%. The Australian dollar declined in 2005 despite rate hikes and strong equity markets. The Russian ruble decreased approximately 3.4% for the year. The full impact of the revaluation of the Chinese renminbi at midyear has yet to be realized.

Crude oil and related products were among the largest gainers in the commodities markets for 2005. Energy prices peaked in the summer, around the time of Hurricanes Katrina and Rita, and declined in October and November. Weather was a contributing influence to the decrease as above normal temperatures continued through the end of the year. Global demand, however, was ever increasing, with China and India in the forefront.

In the metals, gold prices steadily advanced in 2005, particularly in the final quarter of the year. Strong physical and investment demand, particularly from the Far East, was a yearlong feature. European central banks were reserved sellers and a number of other central banks, such as Russia and OPEC nations, increased the amount of gold in their reserve asset portfolios. Additionally, gold assumed the role as an alternative currency in 2005 as traders shied away from the U.S. dollar, Japanese yen and Euro. Silver prices tracked gold for much of the year due to strong physical demand from India in particular. In the base metals, copper prices rose significantly as strong Chinese demand remained a driving force throughout the year.

The following paragraphs present a summary of the Fund’s operations for the calendar years 2005, 2004 and 2003. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the Advisors’ trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 2005, the Net Asset Value of the Fund was $11,188,682, a decrease of 50.58% from its Net Asset Value of $22,640,599 at December 31, 2004. The Fund’s subscriptions and redemptions for the year ended December 31, 2005 totaled $540,800 and $9,949,226, respectively. For the year ended December 31, 2005, the Fund had revenues comprised of $(415,817) in realized trading losses, $(100,552) in change in unrealized trading losses and $567,583 in interest income. Total expenses and Brokerage Commissions for the year ended December 31, 2005 were $(1,903,878). The net loss for the year ended December 31, 2005 was $1,852,664. The Net Asset Value per Unit at December 31, 2005 decreased 9.42% from $108.04 at December 31, 2004 to $97.86 at December 31, 2005.

The Fund’s trading losses during 2005 resulted primarily from losses in the currencies, grains, interest rates and softs sectors offset by gains in the energy, indices and metals sectors.

Currencies: (-) The currency sector was down for the year, as long and short positions in the Euro and the South African rand versus the U.S. dollar and in the Japanese yen versus the Euro negatively impacted the portfolio in 2005.

Energy: (+) Energies yielded a positive return for the portfolio in 2005, despite net losses in the second and fourth quarters. Profits were generated primarily on long positions in gas, oil, natural gas and unleaded gas.

Grains: (-) The grains sector was down for the year, primarily due to short positions in soybean oil, and long and short positions in wheat and cotton.

Indices: (+) The sector was positive for the year due to a profitable third quarter in long positions in the Tokyo Stock Index, the Nikkei, the DAX, the CAC, the FTSE, the Hang Seng and the IBEX.

Interest Rates: (-) Losses in the second half of the year offset profits earned in the first half of the year resulting in a net loss for 2005. Long and short positions in the U.S. 5-year and 10-year Treasury Notes, and long positions in Short Sterling hurt the portfolio.

Metals: (+) Losses in the first half of the year were offset by profits in the second half of the year, resulting in a gain for the year. Long positions in zinc and copper produced the largest profits.

Softs: (-) The sector produced a negative return over 2005 with losses on long and short positions in live cattle, live hogs and milk.

As of December 31, 2004, the Net Asset Value of the Fund was $22,640,599, a decrease of 7.71% from its Net Asset Value of $24,531,755 at December 31, 2003. The Fund’s subscriptions and redemptions for the year ended December 31, 2004 totaled $2,935,410 and $3,956,659, respectively. For the year ended December 31, 2004, the Fund had revenues comprised of $2,517,436 in realized trading gains, $(802,457) in change in unrealized trading losses and $380,892 in interest income. Total expenses and Brokerage Commissions for the year ended December 31, 2004 were $2,805,374. The Net Loss for the year ended December 31, 2004 was $(709,503). The Net Asset Value per Unit at December 31, 2004 decreased 2.69% from $111.02 at December 31, 2003 to $108.04 at December 31, 2004. The Fund’s trading losses during 2004 resulted primarily from losses in the indices, metals and softs sectors offset by gains in the currencies, energy, grains and interest rate sectors.

As of December 31, 2003, the Net Asset Value of the Fund was $24,531,755, an increase of 26.49% from its Net Asset Value of $19,394,215 at December 31, 2002. The Fund’s subscriptions and redemptions for the year ended December 31, 2003, totaled $8,278,861 and $3,187,628, respectively. For the year ended December 31, 2003, the Fund had revenues comprised of $3,085,074 in realized trading gains, $(25,999) in unrealized trading losses and $127,729 of interest income. Total expenses and Brokerage Commissions for the year ended December 31, 2003 were $2,902,497. The net income for the year ended December 31, 2003 was $284,307. The Net Asset Value per Unit increased 0.23% from $110.77 at December 31, 2002, to $111.02 at December 31, 2003. The Fund’s positive performance for the year ended December 31, 2003 resulted primarily from currencies, global stock indices and metals.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Liquidity And Capital Resources

Units may be redeemed, at a Unitholder’s option, as of the close of business on the last day of any month. Units purchased on and after June 1, 2004 are redeemed at Net Asset Value and are subject to redemption charges as follows: Units redeemed on the 1st month-end through the 3rd month-end after sale are subject to a 3.5% redemption charge, Units redeemed on the 4th month-end through the 6th month-end after sale are subject to a 2.625% redemption charge, Units redeemed on the 7th month-end through the 9th month-end after sale are subject to a 1.75% redemption charge and Units redeemed on the 10th through 12th month-end after sale are subject to a 0.875% redemption charge. After the end of the 12th month, there will be no charge for redemptions.

Units purchased from March 1 through and including May 1, 2004 were subject to the same redemption fee schedule described in the immediately preceding paragraph, except that such Units are subject to a 3% redemption charge for Units redeemed on the 1st month-end through the 3rd month-end after sale.

The amount of capital raised for the Fund should not, except at extremely high levels of capitalization, have a significant impact on its operations. The Fund’s costs are generally proportional to its asset base and, within broad ranges of capitalization, the Advisors’ trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund’s account managed by each of them, respectively.

The Fund raises additional capital only through the continuous offering of its Units. The Fund does not borrow, and sells no securities other than the Units.

Inflation per se is not a significant factor in the Fund’s profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund’s performance.

With respect to the Fund’s trading, in general, the Fund’s Advisors will endeavor to trade only futures, forwards and options that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. If the price for a particular contract has increased or decreased by an amount equal to the “daily limit,” positions in such futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Fund had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on the Fund’s financial position.

The Fund’s contractual obligations are with the Advisor’s and its commodity broker. Payments made under the Fund’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Fund’s “New High Net Trading Profits”. Management fee payments made to the Advisor’s are calculated as a fixed percentage of the Fund’s NAV’s. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004.

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005
Gain (Loss) from trading	$(1,226,419)	$145,044	$523,936	$(115,745)
Net Investment (Loss)	(379,331)	(282,960)	(280,490)	(236,699)
Net Income (Loss)	(1,605,750)	(137,916)	243,446	(352,444)
Net Income (Loss) per unit	(7.83)	(0.75)	1.52	(2.79)
Increase (Decrease) in Net Asset Value per Unit	(7.95)	(0.48)	1.20	(2.95)
Net Asset Value per Unit at end of period	100.09	99.61	100.81	97.86

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004
Gain (Loss) from trading	$1,493,247	$(2,425,994)	$(357,942)	$2,741,021
Net Investment (Loss)	(692,863)	(544,649)	(450,228)	(472,095)
Net Income (Loss)	800,384	(2,970,643)	(808,170)	2,268,926
Net Income (Loss) per unit	3.60	(13.03)	(3.60)	10.70
Increase (Decrease) in Net Asset Value per Unit	3.46	(13.35)	(3.66)	10.57
Net Asset Value per Unit at end of period	114.48	101.13	97.47	108.04

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Fund has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 18, 2005, the Board of Directors of Preferred Investment Solutions Corp. (the “Managing Owner”), the Managing Owner of Kenmar Global Trust (the “Registrant”), dismissed Arthur F. Bell, Jr. & Associates, L.L.C. (“AFB”) as the independent registered public accounting firm for the Registrant and arranged for the Registrant to engage Deloitte & Touche LLP as the Registrant’s independent registered public accounting firm.

The reports of AFB on the Registrant’s financial statements as of and for the two most recent fiscal years (ending December 31, 2004 and December 31, 2003) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope, or accounting principles. During the Registrant’s two most recent fiscal years (ending December 31, 2004 and December 31, 2003) and during the period from the end of the most recently completed fiscal year through October 18, 2005, the Registrant and the Managing Owner have had no disagreements with AFB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of AFB, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Registrant for such periods. During the two most recent fiscal years (ended December 31, 2004 and December 31, 2003) and through October 18, 2005, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer, chief financial officer and director of fund administration concluded that the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report related that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no officers of the Registrant. The Registrant is managed by the Managing Owner.

The key officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division Mr. Goodman also created and developed Pasternak, Baum’s Laric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman is a member of the American Arbitration Association; while at Pasternak, Baum, he was a member of the National Institute of Oilseeds Products and the American Fats and Oils Association (including its Export Rules Committee).

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization which is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable and is a member of the Board of Xethanol Corp.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953), has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

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

Ms. Joanne D. Rosenthal (born 1965), has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for the Managing Owner. Prior to joining the Managing Owner in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

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

Mr. James Dodd (born 1951), has been a principal, associated person and NFA associate member of the Managing Owner since February 26, 2002, February 26, 2002 and January 25, 2002, respectively. He is responsible for structuring and marketing investment products to financial institutions and to retail investors via the brokerage and financial consultant channels. Earlier in his career, Mr. Dodd was a senior marketing officer of the Capital Markets Group of Continental Bank in Chicago; President of Signet Investment Banking in Richmond, Virginia; and Managing Director of Financial Institutions Marketing at Chesapeake Capital, a large Richmond-based CTA. Mr. Dodd received an AB degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

Ms. Florence Y. Sofer (born 1966), has been a principal of the Managing Owner since February 28, 2002. She has been Vice President, Investor Relations/ Communications of the Managing Owner since joining the Managing Owner in November 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of JWH, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager at Global Asset Management (“GAM”) where she was involved in the successful development and launch the firm’s mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and a M.B.A. in Marketing from George Washington University in 1992.

Mr. David K. Spohr (born 1963), Vice President and Director of Fund Administration joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund’s infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

(c) Identification of Certain Significant Employees:

None

(d) Family Relationships:

Mrs. Esther Eckerling Goodman is married to Mr. Marc S. Goodman.

(e) Business Experience:

See Item 10(a) and (b) above.

(f) Involvement in Certain Legal Proceedings:

None

(g) Promoters and Control Persons:

Not applicable.

(h) Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred acts as managing owner of the Fund. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Maureen Howley, as Chief Financial Officer of Preferred and as a member of the Internal Controls and Disclosure Committee, serves as the “audit committee financial expert” for Preferred. Ms. Howley is not a member of the Board of Directors and she is not independent of management.

(i) Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s Limited Interests. Each of Lawrence S. Block and David K. Spohr failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 during the Registrant’s most recent fiscal year. Each of Marc S. Goodman, Kenneth A. Shewer and Esther E. Goodman failed to timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 and an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 during the Registrant’s most recent fiscal year. Other than as set forth above, all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

(j) Code of Ethics

Preferred Investment Solutions Corp. has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund administration, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Preferred Investment Solutions Corp., 900 King Street, Suite 100, Rye Brook, New York 10573 or by calling (914) 307-7000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Reg. S-K Item 201(d)

(a) Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Reg. S-K Item 403

(a) Security Ownership of Certain Beneficial Owners:

As of March 10, 2006, the following is known to the registrant to be the beneficial owner of more than five percent of the Units.

Name	Units	%
Evelyn Juanita Bender Trust DTD 11/30/93	7,189.041	7.5%

(b) Security Ownership of Management:

As of March 10, 2006, the following officers of Preferred beneficially owned the following number of Units:

Name and Addresses of Beneficial Owner	Number and Nature of Units Owned Directly	Percentage of Class	Number and Nature of Units Owned Indirectly	Percentage of Class
Marc S. Goodman	52.8321	Less than 1%	1,193.8301	100%
900 King Street	Other		Managing
Suite 100	Unitholder		Owner
Rye Brook, New York 10573	Units		Units (*)

Kenneth A. Shewer	50.2517	Less than 1%	1,193.8301	100%
900 King Street	Other		Managing
Suite 100	Unitholder		Owner
Rye Brook, New York 10573	Units		Units (*)
Esther E. Goodman	0	0%	1,193.8301	100%

900 King Street			Managing
Suite 100			Owner
Rye Brook, New York 10573			Units (**)
52.8321
Other
Unitholder
			Units (**)	Less than 1%

(*)	These Units are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Units are held directly or indirectly by the Beneficial Owner’s spouse. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of December 31, 2005, Preferred has purchased and will maintain a 1% interest in the Fund in its capacity as managing owner.

(a) Changes in Control:

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others:

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.” Preferred acts as managing owner and commodity pool operator. Certain administrative services are provided by Derivatives Portfolio Management L.L.C. The Fund pays its own administrative expenses.

(b) Certain Business Relationships:

None

(c) Indebtedness of Management:

The Fund is prohibited from making any loans, to management or otherwise.

(d) Transactions with Promoters:

Not Applicable

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The principle accountant for the year ended December 31, 2005 was Deloitte & Touche LLP. The principle accountant for the year ended December 31, 2004 was Arthur F. Bell, Jr. & Associates, L.L.C.

Audit Fees

Fees for audit services totaled approximately $60,000 for 2005 ($45,000 to Deloitte & Touche LLP and $15,000 to Arthur F. Bell, Jr. & Associates, L.L.C.) and $47,000 during 2004, respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $7,600 and $6,000 in 2005 and 2004, respectively.

We have been advised by Deloitte & Touche LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-1

	Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	F-2

	Statements of Financial Condition as of December 31, 2005 and 2004 (Audited)	F-3

	Condensed Schedules of Investments as of December 31, 2005 and 2004 (Audited)	F-4

	Statements of Operations For the Years Ended December 31, 2005, 2004 and 2003 (Audited)	F-5

	Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2005, 2004 and 2003 (Audited)	F-6

	Notes to Financial Statements (Audited)	F-7-F-11

2.	Exhibits.

Exhibit Number	Description of Document
3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.1	Form of Advisory Agreement. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney. (Incorporated by reference to the Fund’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

31.01	Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.02	Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.03	Certification of David K. Spohr, Vice President and Director of Fund Administration, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.01	Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.03	Certification of David K. Spohr, Vice President and Director of Fund Administration, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – Change of Independent Registered Public Accounting Firm, dated October 18, 2005 (incorporated by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 31, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: March 31, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

By:	/s/ David K. Spohr	Date: March 31, 2006
David K. Spohr
Vice President and Director of Fund Administration

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.	E-3

31.03	Certification of David K. Spohr, Vice President and Director of Fund Administration, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth A. Shewer, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-4

32.02	Certification of Maureen Howley, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

32.03	Certification of David K. Spohr, Vice President and Director of Fund Administration, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

E-1