Form 10-Q
period 2006-03-31
KENMAR GLOBAL TRUST
filed 2006-05-15
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

KENMAR GLOBAL TRUST

QUARTER ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

March 31, 2006

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash	$4,987,621	$6,240,328
Unrealized gain (loss) on open futures contracts	363,861	(10,809)

Deposits with brokers	5,351,482	6,229,519

Cash and cash equivalents	4,471,049	5,589,041
Unrealized gain (loss) on open forward currency contracts	(37,435)	159,599
Interest receivable	24,209	23,752

Total assets	$9,809,305	$12,001,911

LIABILITIES
Accounts payable	$404,891	$183,902
Commissions and other trading fees on open contracts	2,726	2,407
Managing Owner brokerage commissions	65,375	90,336
Advisor profit shares	683	0
Redemptions payable	687,748	536,584

Total liabilities	1,161,423	813,229

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 1,193.8301 units outstanding at March 31, 2006 and December 31, 2005	116,203	116,826
Other Unitholders – 87,652.0080 and 113,142.3012 units outstanding at March 31, 2006 and December 31, 2005	8,531,679	11,071,856

Total unitholders’ capital (Net Asset Value)	8,647,882	11,188,682

	$9,809,305	$12,001,911

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

LONG FUTURES CONTRACTS

	March 31, 2006		December 31, 2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$18,050	0.21%	$14,958	0.13%
Currency	15,117	0.17%	(18,103)	(0.16)%
Energy	7,974	0.09%	737	0.01%
Interest rate	(4,892)	(0.05)%	16,364	0.15%
Metals	62,492	0.72%	8,460	0.08%
Stock index	51,988	0.60%	(12,561)	(0.11)%
Other	464	0.01%	375	0.00%

Total long futures contracts	$151,193	1.75%	$10,230	0.10%

SHORT FUTURES CONTRACTS

Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$9,135	0.10%	$(21,593)	(0.19)%
Currency	3,178	0.04%	979	0.01%
Energy	(13,187)	(0.15)%	8,065	0.07%
Interest rate	259,994	3.01%	(8,490)	(0.08)%
Metals	(46,452)	(0.54)%	0	0.00%

Total short futures contracts	$212,668	2.46%	$(21,039)	(0.19)%

Total futures contracts	$363,861	4.21%	$(10,809)	(0.09)%

FORWARD CURRENCY CONTRACTS

Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Long forward currency contracts	$(18,157)	(0.21)%	$311,235	2.78%
Short forward currency contracts	(19,278)	(0.22)%	(151,636)	(1.36)%

Total forward currency contracts	$(37,435)	(0.43)%	$159,599	1.42%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
TRADING GAINS (LOSSES)
Realized	$(53,858)	$(1,308,201)
Change in unrealized	177,636	138,998
Brokerage commissions	(22,807)	(57,216)

Net gain (loss) from trading	100,971	(1,226,419)

NET INVESTMENT (LOSS)
Income
Interest income	118,300	118,218

Expenses
Managing Owner brokerage commissions	235,203	471,885
Advisor profit shares	3,442	0
Operating expenses	44,967	25,664

Total expenses	283,612	497,549

Net investment (loss)	(165,312)	(379,331)

NET (LOSS)	$(64,341)	$(1,605,750)

NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)	$(0.63)	$(7.83)

(DECREASE) IN NET ASSET VALUE PER UNIT	$(0.52)	$(7.95)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Three Months Ended March 31, 2006
Balances at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Net (loss) for the three months ended March 31, 2006		(623)	(63,718)	(64,341)
Additions	50.6763	0	5,000	5,000
Redemptions	(25,540.9695)	0	(2,481,459)	(2,481,459)

Balances at March 31, 2006	88,845.8381	$116,203	$8,531,679	$8,647,882

Three Months Ended March 31, 2005
Balances at December 31, 2004	209,558.1340	$260,285	$22,380,314	$22,640,599
Net (loss) for the three months ended March 31, 2005		(18,552)	(1,587,198)	(1,605,750)
Additions	2,630.1958	0	264,800	264,800
Redemptions	(20,488.3671)	0	(2,062,908)	(2,062,908)
Offering costs	0	(607)	(49,393)	(50,000)

Balances at March 31, 2005	191,699.9627	$241,126	$18,945,615	$19,186,741

Net Asset Value Per Unit
March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
$97.34	$97.86	$100.09	$108.04

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets.

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

C.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations and changes in unitholders’ capital for the three months ended March 31, 2006 and 2005, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

The financial statements of the Fund are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers, reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Fund has provided general indemnifications to the Managing Owner, its Commodity Trading Advisors and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded, and receives interest on all cash balances held by the clearing brokers at prevailing rates.

As of March 31, 2006, the Fund’s statement of financial condition included a payable of $238,955.31 (included in Accounts Payable) to UBS Securities LLC, who credited the Fund in error on March 17, 2006. UBS Securities LLC reversed the credit on May 1, 2006.

D.	Income Taxes

The Fund is treated as a partnership for Federal income tax purposes. As such, the Fund is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. The Fund may be subject to other state and local taxes in jurisdictions in which it operates.

E.	Offering Costs

Offering costs are borne by the Fund and are charged directly to unitholders’ capital as incurred. No offering costs were incurred by the Fund during First Quarter 2006.

F.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	MANAGING OWNER

The Managing Owner of the Fund is Preferred Investment Solutions Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At March 31, 2006, the Managing Owner has a net worth in excess of $1,000,000.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and consulting fees to the commodity trading advisors. Managing Owner brokerage commissions are reduced by brokerage commissions and other trading fees paid directly to the brokers by the Fund.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the three months ended March 31, 2006 and 2005.

Note 3.	COMMODITY TRADING ADVISORS

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner. As of February 1, 2006, new subscriptions are no longer being accepted by the Fund until a new offering document is filed with the Securities and Exchange Commission.

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

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $71 and $4,976 during the three months ended March 31, 2006 and 2005, respectively.

Note 5.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Fund is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Fund’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Fund’s net assets being traded, significantly exceeds the Fund’s future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Fund considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contracts at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures or forward contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouse are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouses are not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by the Fund as the Fund’s interbank market maker, is the sole counterparty. The Fund has entered into a master netting agreement with its interbank market maker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Fund’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Fund’s contracts may result in greater loss than non-performance on all of the Fund’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Managing Owner attempts to minimize both credit and market risks by requiring the Fund and its Commodity Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $439,506 and $9,384,117, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $4,911,976 at March 31, 2006 and $(309,187) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all of the Fund’s open futures contracts mature within thirty months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$97.86	$108.04

(Loss) from operations:
Gain (loss) from trading (1)	1.33	(5.86)
Net investment (loss) (1)	(1.85)	(1.85)

Total (loss) from operations	(0.52)	(7.71)

Offering costs (1)	0.00	(0.24)

Net asset value per unit at end of period	$97.34	$100.09

Total Return (2)	(0.53)%	(7.36)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	(12.79)%	(9.40)%
Advisor profit shares (2)	(0.04)%	0.00%

Total expenses	(12.83)%	(9.40)%

Net investment (loss) (3), (4)	(7.80)%	(7.17)%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of Kenmar Global Trust (the “Trust”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts are verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Trust’s brokers. The market value of currency swap and forward (non-exchange traded) contracts are extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

The proceeds of the offering of the units of beneficial interest (the “Units”) are used by the Trust to engage in the speculative trading of futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the “Advisors”). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the “Clearing Brokers”) in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either interest bearing commodity broker accounts, a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds.

Capital Resources. The Fund does not have, nor does it expect to have, any capital assets. Redemptions and sales of the Units in the future will affect the amount of funds available for trading futures, forwards and options in subsequent periods. As of February 1, 2006, new subscriptions are no longer accepted by the Fund until a new offering document is filed with the Securities and Exchange Commission.

There are three primary factors that affect the Fund’s capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Unitholders of the Fund (the “Unitholders”); and (iii) the capital invested or redeemed by the Fund’s Managing Owner. Preferred has maintained, and has agreed to maintain, at all times a one percent (1%) interest in the Fund. All capital contributions by Preferred necessary to maintain such capital account balance are evidenced by Units, each of which has an initial value equal to the Net Asset Value Per Unit (as defined below) at the time of such contribution. Preferred, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Unitholders. Preferred, in its sole discretion, also may contribute any greater amount to the Fund, for which it shall receive, at its option, additional Units at their then-current Net Asset Value (as defined below).

“Net Asset Value” is defined as total assets of the Fund less total liabilities as determined in accordance with generally accepted accounting principles in the United States of America as described in the Fund’s Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of May 1, 2004 (the “Declaration of Trust Agreement”). The term “Net Asset Value Per Unit” is defined in the Declaration of Trust Agreement to mean the Net Assets of the Fund divided by the number of Units outstanding as of the date of determination.

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

In addition, certain Advisors may trade on futures markets outside the United States on behalf of the Fund. Certain foreign exchanges may be substantially more prone to periods of illiquidity than United States exchanges. Further, certain Advisors may trade forward contracts which are not traded on exchanges; rather banks and dealers act as principals in these markets. The Commodity Futures Trading Commission does not regulate trading on non-U.S. futures markets or in forward contracts.

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

As of March 31, 2006, the Net Asset Value of the Fund was $8,647,882, a decrease of approximately 22.71% from its Net Asset Value of $11,188,682 at December 31, 2005. The Fund’s subscriptions and redemptions for the quarter ended March 31, 2006, totaled $5,000 and $2,481,459, respectively. For the quarter ended March 31, 2006, the Fund had revenue comprised of $53,858 in realized trading losses, $177,636 in change in unrealized trading gains, and $118,300 in interest income compared to revenue comprised of $1,308,201 in realized trading losses, $138,998 in change in unrealized trading gains and $118,218 in interest income for the same period in 2005. Total gain from trading for the first quarter of 2006 increased by $1,327,390 from the same period for 2005, and net investment loss increased by $214,019 between these periods. The Net Asset Value per Unit at March 31, 2005 decreased 0.53% from $97.86 at December 31, 2005, to $97.34 at March 31, 2006.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis point moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Fund Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies: (-) The currency sector was down for the first quarter, as long and short positions in the Euro, long positions in the Canadian dollar and the Mexican peso, and short positions in the Swiss franc negatively impacted the portfolio.

Energies: (-) Energies yielded a negative return for the portfolio in the first quarter of 2006. Losses were generated primarily on long positions in Brent crude, short positions in unleaded gasoline, and long and short positions in crude oil.

Grains: (-) The grains sector was down for the quarter, primarily due to short positions in corn and wheat, and long and short positions in soybeans.

Indices: (+) The sector was positive for the quarter due to profitable long positions the IBEX 35, CAC 40, Dow Jones STOXX 50 and DAX indices.

Interest Rates: (+) Short positions in Eurodollars, Euribor, Japanese Government Bonds and German 2-year Bonds led to profits for the first quarter of 2006.

Metals: (+) Long positions in gold, copper and zinc produced the largest profits for the quarter.

Softs: (-) The sector produced a negative return for the first quarter of 2006, as profits from long positions in sugar and orange juice were insufficient to overcome losses from long positions in feeder and live cattle, and long and short positions in coffee.

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income increased $82 for the three months ended March 31, 2006 as compared to the corresponding period in 2005. This increase was primarily the result of higher interest rates during the First Quarter of 2006 as compared to the First Quarter of 2005, offset by net redemptions.

Commissions are calculated on the Fund’s net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $271,091 for the three months ended March 31, 2006 as compared to the corresponding period in 2005. The decrease was primarily due to net redemptions.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). An advisor profit share of $3,442 was incurred for the three months ended March 31, 2006. No advisor profit share was incurred during the three months ended March 31, 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 1A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration