Form 10-Q
period 2006-06-30
KENMAR GLOBAL TRUST
filed 2006-08-14
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

KENMAR GLOBAL TRUST

QUARTER ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

June 30, 2006

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash	$3,718,844	$6,240,328
Unrealized gain (loss) on open futures contracts	164,499	(10,809)

Deposits with brokers	3,883,343	6,229,519
Cash and cash equivalents	3,453,947	5,589,041
Unrealized gain on open forward currency contracts	4,607	159,599
Interest receivable	21,627	23,752

Total assets	$7,363,524	$12,001,911

LIABILITIES
Accounts payable	$165,903	$183,902
Commissions and other trading fees on open contracts	1,723	2,407
Managing Owner brokerage commissions	53,462	90,336
Redemptions payable	198,414	536,584

Total liabilities	419,502	813,229

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 793.8301 and 1,193.8301 units outstanding at June 30, 2006 and December 31, 2005	76,093	116,826
Other Unitholders – 71,648.5294 and 113,142.3012 units outstanding at June 30, 2006 and December 31, 2005	6,867,929	11,071,856

Total unitholders’ capital (Net Asset Value)	6,944,022	11,188,682

	$7,363,524	$12,001,911

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

LONG FUTURES CONTRACTS
	June 30, 2006		December 31, 2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$12,319	0.18%	$14,958	0.13%
Currency	9,488	0.13%	(18,103)	(0.16)%
Energy	17,971	0.26%	737	0.01%
Interest rate	(9,331)	(0.13)%	16,364	0.15%
Metals	57,855	0.83%	8,460	0.08%
Stock index	455	0.01%	(12,561)	(0.11)%
Other	2,695	0.04%	375	0.00%

Total long futures contracts	$91,452	1.32%	$10,230	0.10%

SHORT FUTURES CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$13,130	0.19%	$(21,593)	(0.19)%
Currency	(1,588)	(0.02)%	979	0.01%
Energy	5,940	0.08%	8,065	0.07%
Interest rate	71,240	1.02%	(8,490)	(0.08)%
Metals	(15,363)	(0.22)%	0	0.00%
Stock index	(312)	0.00%	0	0.00%

Total short futures contracts	$73,047	1.05%	$(21,039)	(0.19)%

Total futures contracts	$164,499	2.37%	$(10,809)	(0.09)%

FORWARD CURRENCY CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Long forward currency contracts	$13,454	0.19%	$311,235	2.78%
Short forward currency contracts	(8,847)	(0.13)%	(151,636)	(1.36)%

Total forward currency contracts	$4,607	0.06%	$159,599	1.42%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Realized	$180,721	$(140,753)	$126,863	$(1,448,954)
Change in unrealized	(157,320)	330,238	20,316	469,236
Brokerage commissions	(16,160)	(44,441)	(38,967)	(101,657)

Net gain (loss) from trading	7,241	145,044	108,212	(1,081,375)

NET INVESTMENT (LOSS)
Income
Interest income	107,409	174,435	225,709	292,653

Expenses
Managing Owner brokerage commissions	188,590	400,017	423,793	871,902
Advisor profit shares	0	11,245	3,442	11,245
Operating expenses	24,155	46,133	69,122	71,797

Total expenses	212,745	457,395	496,357	954,944

Net investment (loss)	(105,336)	(282,960)	(270,648)	(662,291)

NET (LOSS)	$(98,095)	$(137,916)	$(162,436)	$(1,743,666)

NET (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)	$(1.22)	$(0.75)	$(1.78)	$(8.96)

(DECREASE) IN NET ASSET VALUE PER UNIT	$(1.48)	$(0.48)	$(2.00)	$(8.43)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Owner	Managing Unitholders	Other Total
Six Months Ended June 30, 2006
Balances at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Net (loss) for the six months ended June 30, 2006		(1,763)	(160,673)	(162,436)
Additions	50.6763	0	5,000	5,000
Redemptions	(41,944.4481)	(38,970)	(4,048,254)	(4,087,224)

Balances at June 30, 2006	72,442.3595	$76,093	$6,867,929	$6,944,022

Six Months Ended June 30, 2005
Balances at December 31, 2004	209,558.1340	$260,285	$22,380,314	$22,640,599
Net (loss) for the six months ended June 30, 2005		(20,764)	(1,722,902)	(1,743,666)
Additions	4,626.6081	0	455,800	455,800
Redemptions	(42,336.3300)	(25,000)	(4,129,882)	(4,154,882)
Offering costs		(974)	(79,026)	(80,000)

Balances at June 30, 2005	171,848.4121	$213,547	$16,904,304	$17,117,851

Net Asset Value Per Unit
June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
$95.86	$97.86	$99.61	$108.04

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005, and the statements of changes in unitholders’ capital for the six months ended June 30, 2006 and 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, and the results of operations for the three months and six months ended June 30, 2006 and 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Offering costs are borne by the Fund and are charged directly to unitholders’ capital as incurred. No offering costs were incurred by the Fund during the six months ended June 30, 2006.

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

The Managing Owner of the Fund is Preferred Investment Solutions Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At June 30, 2006, the Managing Owner has a net worth in excess of $1,000,000.

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

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the six months ended June 30, 2006 and 2005.

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $71 and $9,270 during the six months ended June 30, 2006 and 2005, respectively.

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $914,027 and $9,384,117, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $2,969,316 at June 30, 2006 and $(309,187) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all of the Fund’s open futures contracts mature within thirty months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended June 30,		Six months ended June 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$97.34	$100.09	$97.86	$108.04

Income (loss) from operations:
Gain (loss) from trading (1)	(0.17)	1.22	0.96	(4.62)
Net investment (loss) (1)	(1.31)	(1.54)	(2.96)	(3.40)

Total (loss) from operations	(1.48)	(0.32)	(2.00)	(8.02)

Offering costs (1)	0.00	(0.16)	0.00	(0.41)

Net asset value per unit at end of period	$95.86	$99.61	$95.86	$99.61

Total Return (2)	(1.52)%	(0.48)%	(2.04)%	(7.80)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	(10.80)%	(10.04)%	(11.05)%	(9.69)%
Advisor profit shares (2)	0.00%	(0.06)%	(0.04)%	(0.06)%

Total expenses	(10.80)%	(10.10)%	(11.09)%	(9.75)%

Net investment (loss) (3)	(5.35)%	(6.11)%	(6.06)%	(6.69)%

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

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of Kenmar Global Trust (the “Trust” or the “Fund”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

As of June 30, 2006, the Net Asset Value of the Fund was $6,944,022, a decrease of approximately 19.70% from its Net Asset Value of $8,647,882 at March 31, 2006. The Fund’s subscriptions and redemptions for the quarter ended June 30, 2006, totaled $0 and $1,605,765, respectively. For the quarter ended June 30, 2006, the Fund had revenue comprised of $180,721 in realized trading gains, $157,320 in change in unrealized trading losses, and $107,409 in interest income compared to revenue comprised of $(140,753) in realized trading losses, $330,238 in change in unrealized trading gains and $174,435 in interest income for the same period in 2005. Total gain from trading for the second quarter of 2006 decreased by $137,803 from the same period for 2005, and net investment loss decreased by $177,624 between these periods. The Net Asset Value per Unit at June 30, 2006 decreased 1.52% from $97.34 at March 31, 2006, to $95.86 at June 30, 2006.

The Net Asset Value of the Fund decreased $4,244,660 or 37.94% from December 31, 2005 through June 30, 2006. The Fund’s subscription and redemptions for the six months ended June 30, 2006, totaled $5,000 and $4,087,224, respectively. For the six months ended June 30, 2006, the Fund had revenue comprised of $126,863 in realized trading gains, $20,316 in change in unrealized trading gains and $225,709 in interest income compared to revenue comprised of $(1,448,954) in realized trading losses, $469,236 in change in unrealized trading gains and $292,653 in interest income for the same period in 2005. The total gain from trading for the first six months of 2006 increased by $1,189,587 from the same period for 2005, while net investment loss decreased by $391,643 between these periods. The Net Asset Value per Unit at June 30, 2006 decreased 2.04% from $97.86 at December 31, 2005, to $95.86 at June 30, 2006.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With

China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Fund Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Currencies: (-) Long and short positions in the euro, Japanese yen and Swiss franc were the largest contributors to the loss experienced in the second quarter of 2006.

Energies: (-) Long gasoline, kerosene and unleaded gas positions resulted in a loss for the second quarter of 2006.

Grains: (-) The sector was down for the second quarter of 2006, with a majority of the losses coming from long and short positions in corn, soybeans and wheat.

Indices: (-) Losses on long IBEX 35, NASDAQ and S&P 500 positions were the primary contributors to the loss for the second quarter of 2006.

Interest Rates: (+) The interest rate sector was up for the second quarter in 2006. Short positions in the German Bund, Eurodollar, British Gilt, Short Sterling and U.S. Treasury Notes and Bonds led to the sector’s profits for the quarter.

Metals: (+) The sector generated net profits for the second quarter of 2006 on gains in long gold, aluminum and nickel positions.

Softs: (+) The sector was positive for the second quarter of 2006 primarily due to short positions in coffee, long positions in orange juice, live hogs and rubber, and long and short positions in feeder cattle.

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $67,026 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, and decreased $66,944 Year-to-Date 2006 as compared to Year-to-Date 2005. This decrease was primarily the result of redemptions and negative trading performance during the Second Quarter of 2006 and Year-to-Date 2006, which reduced, net average assets.

Commissions are calculated on the Fund’s net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $239,708 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, and decreased $510,799 Year-to-Date 2006 as compared to Year-to-Date 2005. The decrease was due to reduced net average assets discussed above.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). No advisor profit share was earned for the Second Quarter of 2006, and decreased $11,245 as compared to the corresponding period in 2005. The advisor profit share Year-to-Date 2006 is $3,442, which decreased $7,803 compared to Year-to-Date 2005.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp. Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: August 14, 2006
David K. Spohr
Vice President and Director of Fund Administration