Form 10-Q
period 2006-09-30
KENMAR GLOBAL TRUST
filed 2006-11-14
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

QUARTER ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

September 30, 2006

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash	$2,732,196	$6,240,328
Unrealized gain (loss) on open futures contracts	222,287	(10,809)

Deposits with brokers	2,954,483	6,229,519
Cash and cash equivalents	3,529,456	5,589,041
Unrealized gain on open forward currency contracts	1,821	159,599
Interest receivable	16,273	23,752

Total assets	$6,502,033	$12,001,911

LIABILITIES
Accounts payable	$148,189	$183,902
Commissions and other trading fees on open contracts	1,313	2,407
Managing Owner brokerage commissions	46,994	90,336
Redemptions payable	178,324	536,584

Total liabilities	374,820	813,229

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 703.8301 and 1,193.8301 units outstanding at September 30, 2006 and December 31, 2005	65,268	116,826
Other Unitholders – 65,370.2937 and 113,142.3012 units outstanding at September 30, 2006 and December 31, 2005	6,061,945	11,071,856

Total unitholders’ capital (Net Asset Value)	6,127,213	11,188,682

	$6,502,033	$12,001,911

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2006 (Unaudited) and December 31, 2005

LONG FUTURES CONTRACTS

	September 30, 2006		December 31, 2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$1,223	0.02%	$14,958	0.13%
Currency	16,363	0.27%	(18,103)	(0.16)%
Energy	0	0.00%	737	0.01%
Interest rate	11,374	0.18%	16,364	0.15%
Metals	15,133	0.25%	8,460	0.08%
Stock index	79,839	1.30%	(12,561)	(0.11)%
Other	0	0.00%	375	0.00%

Total long futures contracts	$123,932	2.02%	$10,230	0.10%

SHORT FUTURES CONTRACTS

Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Agricultural	$16,632	0.27%	$(21,593)	(0.19)%
Currency	29,216	0.48%	979	0.01%
Energy	102,364	1.67%	8,065	0.07%
Interest rate	(14,918)	(0.24)%	(8,490)	(0.08)%
Metals	(34,420)	(0.56)%	0	0.00%
Stock index	(1,400)	(0.02)%	0	0.00%
Other	881	0.01%	0	0.00%

Total short futures contracts	$98,355	1.61%	$(21,039)	(0.19)%

Total futures contracts	$222,287	3.63%	$(10,809)	(0.09)%

FORWARD CURRENCY CONTRACTS

Description	Value	% of Net Asset Value	Value	% of Net Asset Value
Long forward currency contracts	$(6,680)	(0.11)%	$311,235	2.78%
Short forward currency contracts	8,501	0.14%	(151,636)	(1.36)%

Total forward currency contracts	$1,821	0.03%	$159,599	1.42%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Realized	$(183,607)	$593,565	$(56,744)	$(855,391)
Change in unrealized	55,002	(38,140)	75,318	431,097
Brokerage commissions	(11,010)	(31,489)	(49,977)	(132,607)

Net gain (loss) from trading	(139,615)	523,936	(31,403)	(556,901)

NET INVESTMENT LOSS
Income
Interest income	85,601	143,293	311,310	428,953

Expenses
Managing Owner brokerage commissions	152,380	364,410	576,173	1,236,851
Advisor profit shares	0	46,850	3,442	58,095
Operating expenses	23,480	12,523	92,602	77,326

Total expenses	175,860	423,783	672,217	1,372,272

Net investment loss	(90,259)	(280,490)	(360,907)	(943,319)

NET INCOME GAIN (LOSS)	$(229,874)	$243,446	$(392,310)	$(1,500,220)

NET INCOME GAIN (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)	$(3.34)	$1.52	$(4.66)	$(8.19)

INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(3.13)	$1.20	$(5.13)	$(7.23)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Total	Unitholders’ Capital
	Number of Units	Managing Owner	Other Unitholders	Total
Nine Months Ended September 30, 2006

Balances at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Net (loss) for the nine months ended September 30, 2006		(4,353)	(387,957)	(392,310)
Additions	50.6763	0	5,000	5,000
Redemptions	(48,312.6838)	(47,205)	(4,626,954)	(4,674,159)

Balances at September 30, 2006	66,074.1238	$65,268	$6,061,945	$6,127,213

Nine Months Ended September 30, 2005

Balances at December 31, 2004	209,558.1340	$260,285	$22,380,314	$22,640,599
Net (loss) for the nine months ended September 30, 2005		(18,787)	(1,481,433)	(1,500,220)
Subscriptions	5,272.2630	0	519,800	519,800
Redemptions	(73,480.9840)	(76,774)	(7,155,869)	(7,232,643)
Offering costs		(2,040)	(176,598)	(178,638)

Balances at September 30, 2005	141,349.4130	$162,684	$14,086,214	$14,248,898

	Net Asset Value per Unit
	September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
	$92.73	$97.86	$100.81	$108.04

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

As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

C.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the statements of changes in unitholders’ capital for the nine months ended September 30, 2006 and 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006, and the results of operations for the three months and nine months ended September 30, 2006 and 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers, reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are entered into.

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

Consistent with standard business practices in the normal course of business, the Fund has provided general indemnifications to the Managing Owner, its Trading Advisors and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Fund receives interest on all cash balances held by the clearing brokers at prevailing rates.

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Fund is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

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

Offering costs are borne by the Fund and are charged directly to unitholders’ capital as incurred. No offering costs were incurred by the Fund during the nine months ended September 30, 2006.

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

Note 2. MANAGING OWNER

The Managing Owner of the Fund is Preferred Investment Solutions Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to at least 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At September 30, 2006, the Managing Owner has a net worth in excess of $1,000,000.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and consulting fees to the trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to the brokers by the Fund.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during the nine months ended September 30, 2006 and 2005.

Note 3. TRADING ADVISORS

The Fund has advisory agreements with various trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement).

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

Units purchased on or after May 31, 2004 and redeemed prior to the end of the twelfth month after such Units were sold are subject to the following redemption charges paid to the Managing Owner: 3.5% of Net Asset Value redeemed on or after the end of the first month and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth month and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh month and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth month and on or before the end of the twelfth month after purchase.

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $71 and $7,625 during the nine months ended September 30, 2006 and 2005, respectively.

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

The Managing Owner attempts to minimize both credit and market risks by requiring the Fund and its Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2006 and December 31, 2005, such segregated assets totaled $758,213 and $9,384,117, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $342,841 at September 30, 2006 and $(309,187) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of September 30, 2006, all of the Fund’s open futures contracts mature within twenty-seven months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$95.86	$99.61	$97.86	$108.04

Income (loss) from operations:
Gain (loss) from trading (1)	(1.82)	2.06	(0.84)	(8.60)
Net investment income (loss) (1)	(1.31)	(0.24)	(4.29)	2.35

Total income (loss) from operations	(3.13)	1.82	(5.13)	(6.25)

Offering costs (1)	0.00	(0.62)	0.00	(0.98)

Net asset value per unit at end of period	$92.73	$100.81	$92.73	$100.81

Total Return (2)	(3.27)%	1.20%	(5.24)%	(6.69)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	(10.93)%	(13.99)%	(10.97)%	(11.32)%
Advisor profit shares (2)	0.00%	0.30%	(0.04)%	0.32%

Total expenses	(10.93)%	(13.69)%	(11.01)%	(11.00)%

Net investment income (loss) (3)	(5.61)%	3.66%	(5.92)%	(12.26)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	The net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized
(3)	Annualized

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

The proceeds of the offering of the units of beneficial interest (the “Units”) are used by the Trust to engage in the speculative trading of futures, forward, options and related markets through allocating such proceeds to multiple commodity trading advisors (the “Advisors”). The assets of the Fund are deposited with commodity brokers and interbank dealers (collectively, the “Clearing Brokers”) in trading accounts established by the Fund for the Advisors and are used by the Fund as margin to engage in trading. Such assets are held in either interest bearing commodity broker accounts, a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission (“CFTC”) for investment of customer funds.

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

Liquidity. Units purchased on or after May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold are subject to the following redemption charges paid to the Managing Owner: 3.5% of Net Asset Value redeemed on or after the end of the first month and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth month and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh month and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth month and on or before the end of the twelfth month after purchase.

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

As of September 30, 2006, the Net Asset Value of the Fund was $6,127,213, a decrease of 11.76% from its Net Asset Value of $6,944,022 at June 30, 2006. The Fund’s subscriptions and redemptions for the quarter ended September 30, 2006, totaled $0 and $586,939, respectively. For the quarter ended September 30, 2006, the Fund had revenue comprised of $(183,607) in realized trading losses, $55,002 in change in unrealized trading gains, and $85,601 in interest income compared to revenue comprised of $593,565 in realized trading gains, $(38,140) in change in unrealized trading losses and $143,293 in interest income for the same period in 2005. The Net Asset Value per Unit at September 30, 2006 decreased 3.27% from $95.86 at June 30, 2006, to $92.73 at September 30, 2006.

The Net Asset Value of the Fund decreased $5,061,469 or 45.24% from December 31, 2005 through September 30, 2006. The Fund’s subscription and redemptions for the nine months ended September 30, 2006, totaled $5,000 and $4,674,159 respectively. For the nine months ended September 30, 2006, the Fund had revenue comprised of $(56,744) in realized trading losses, $75,318 in change in unrealized trading gains and $311,310 in interest income compared to revenue comprised of $(855,391) in realized trading losses, $431,097 in change in unrealized trading gains and $428,953 in interest income for the same period in 2005. The Net Asset Value per Unit at September 30, 2006 decreased 5.24% from $97.86 at December 31, 2005, to $92.73 at September 30, 2006. Due to the nature of the Fund’s trading activities, a period-to period comparison of its trading results is not meaningful. However a discussion of the Fund’s Third Quarter 2006 trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn prices fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Fund Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Currencies: (+) Gains on short positions in the Japanese yen versus the U.S. and Australian dollars, the euro and the British pound contributed to gains for the third quarter of 2006.

Energies: (+) Short positions in natural gas and long and short positions in heating oil contributed to gains for the third quarter of 2006.

Grains: (-) The sector was down slightly for the third quarter of 2006, as losses on short corn, and long and short wheat positions just offset gains in short soybean and soybean meal positions.

Indices: (+) Gains on long Dow Jones STOXX, Hang Seng and IBEX 35 positions were the primary contributors to profits for the third quarter.

Interest Rates: (-) The interest rate sector was down for the third quarter of 2006 with almost all positions experiencing losses. The largest contributors were long and short Euribor and Short Sterling positions and short 2-year German Bond positions.

Metals: (-) Long positions in aluminum, palladium, silver and gold were the largest contributors to losses for this sector during the third quarter of 2006.

Softs: (-) The sector was down for the third quarter of 2006 primarily due to short positions in coffee, and long and short positions in cocoa and live hogs.

Interest income is earned on the balances held by the broker and other financial institutions and therefore varies monthly according to interest rates, trading performance and redemptions. Interest income decreased $57,692 for the three months ended September 30, 2006 (“Third Quarter 2006”) as compared to the corresponding period in 2005, and decreased $117,643 for the nine months ended September 30, 2006 (“Year-to-Date 2006”) as compared to the nine months ended September 30, 2005 (“Year-to-Date 2005”). This decrease was primarily the result of redemptions and negative trading performance during the fourth quarter of 2005 and Year-to-Date 2006, which reduced net average assets.

Commissions are calculated on the Fund’s net asset value at the beginning of each month, and therefore vary according to trading performance and redemptions. Commissions decreased by $232,509 for the Third Quarter 2006 as compared to the corresponding period in 2005, and decreased $743,308 Year-to-Date 2006 as compared to Year-to-Date 2005. The decrease was due to reduced net average assets discussed above.

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective agreement). An advisor profit share of $0 and $46,850 was earned for the Third Quarter of 2006 and 2005 respectively. An advisor profit share of $3,442 and $58,905 was earned Year-to Date 2006 and 2005, respectively.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party, during the period covered by this report.

Item 1A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp. Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration