Form 10-Q
period 2007-06-30
KENMAR GLOBAL TRUST
filed 2007-08-14
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

KENMAR GLOBAL TRUST

INDEX TO QUARTERLY REPORT ON FORM 10Q

JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

June 30, 2007

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash	$1,299,867	$3,753,024
Unrealized gain on open futures contracts	344,874	373,730

Deposits with brokers	1,644,741	4,126,754
Cash and cash equivalents	2,122,610	2,385,984
Unrealized gain on open forward currency contracts	0	25,562
Interest receivable	5,175	13,214
Investment in WCM Pool LLC (36.68% and 0.00% of net asset value, respectively)	2,013,915	0
Redemption receivable	166,346	0

Total assets	$5,952,787	$6,551,514

LIABILITIES
Cash due broker	$0	$70,173
Accounts payable and other	42,306	31,579
Managing Owner brokerage commissions	30,939	50,925
Advisor profit shares	110,513	100,548
Redemptions payable	278,290	496,419

Total liabilities	462,048	749,644

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 553.8301 and 703.8301 units outstanding at at June 30, 2007 and December 31, 2006, respectively	61,691	72,800
Other Unitholders – 48,739.7773 and 55,388.4208 units outstanding at March 31, 2007 and December 31, 2006, respectively outstanding at June 30, 2007 and December 31, 2006 respectively	5,429,048	5,729,070

Total unitholders' capital (Net Asset Value)	5,490,739	5,801,870

	$5,952,787	$6,551,514

Net Asset Value per Limited and Managing Owner Interest

June 30, 2007	December 31, 2006
$111.39	$103.43

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007		December 31, 2006
	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Trust Capital	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Trust Capital
LONG FUTURES CONTRACTS

Description
Commodities	$28,696	0.52%	$18,112	0.31%
Currency	96,297	1.75%	67,378	1.16%
Energy	16,303	0.30%	0	0.00%
Interest rate	2,703	0.05%	(69,256)	(1.19)%
Metals	(3,443)	(0.06)%	85,827	1.48%
Stock index	33,199	0.61%	50,974	0.88%
Other	4,870	0.09%	0	0.00%

Total long futures contracts	$178,625	3.26%	$153,035	2.64%

SHORT FUTURES CONTRACTS

Description
Commodities	$260	0.00%	$(1,806)	(0.03)%
Currency	32,545	0.59%	57,910	1.00%
Energy	83,860	1.53%	107,924	1.86%
Interest rate	33,522	0.61%	99,070	1.70%
Metals	13,657	0.25%	(46,890)	(0.81)%
Stock index	0	0.00%	4,487	0.08%
Other	2,405	0.04%	0	0.00%

Total short futures contracts	$166,249	3.02%	$220,695	3.80%

Total futures contracts	$344,874	6.28%	$373,730	6.44%

FORWARD CURRENCY CONTRACTS

Description
Long forward currency contracts	$0	0.00%	$30,744	0.53%
Short forward currency contracts	0	0.00%	(5,182)	(0.09)%

Total forward currency contracts	$0	0.00%	$25,562	0.44%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
NET INCOME (LOSS) FROM TRUST OPERATIONS TRADING GAINS (LOSSES)
Realized	$744,534	$180,721	$680,862	$126,863
Change in unrealized	232,775	(157,320)	(54,418)	20,316
Brokerage commissions	0	(16,160)	0	(38,967)

Net gain from trading	977,309	7,241	626,444	108,212

NET INVESTMENT LOSS
Income
Interest income	40,408	107,409	92,941	225,709

Expenses
Managing Owner brokerage commissions	118,932	188,590	246,475	423,793
Advisor profit shares	110,513	0	110,704	3,442
Operating expenses	24,117	24,155	51,731	69,122

Total expenses	253,562	212,745	408,910	496,357

Net investment loss	(213,154)	(105,336)	(315,969)	(270,648)

NET INCOME (LOSS) FROM TRUST OPERATIONS	764,155	(98,095)	310,475	(162,436)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	245,796	0	35,713	0
Change in unrealized	22,696	0	63,397	0
Interest income	21,749	0	41,173	0

Total revenues	290,241	0	140,283	0

EXPENSES
Managing Owner brokerage commissions	1,918	0	5,614	0
Management fee	10,436	0	20,104	0
Advisor profit shares	15,019	0	15,019	0
Operating expenses	884	0	1,745	0

Total expenses	28,257	0	42,482	0

NET INCOME ALLOCATED FROM WCM POOL LLC	261,984	0	97,801	0

NET INCOME (LOSS)	$1,026,139	$(98,095)	$408,276	$(162,436)

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)	$19.71	$(1.22)	$7.65	$(1.78)

INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$19.32	$(1.48)	$7.96	$(2.00)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Six Months Ended June 30, 2007
Balances at December 31, 2006	56,092.2509	$72,800	$5,729,070	$5,801,870
Net income for the six months ended June 30, 2007	0.0000	2,701	405,575	408,276
Redemptions	(6,798.6435)	(13,810)	(705,597)	(719,407)

Balances at June 30, 2007	49,293.6074	$61,691	$5,429,048	$5,490,739

Six Months Ended June 30, 2006
Balances at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Net loss for the six months ended June 30, 2006	0.0000	(1,763)	(160,673)	(162,436)
Additions	50.6763	0	5,000	5,000
Redemptions	(41,944.4481)	(38,970)	(4,048,254)	(4,087,224)

Balances at June 30, 2006	72,442.3595	$76,093	$6,867,929	$6,944,022

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets. A portion of the Fund’s assets are managed by Transtrend B.V as a managed account via their Diversified Trend Program and effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Fund, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Company, the Fund, DFF, FST and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. Prior to January 1, 2007, pursuant to an advisory agreement (the “Graham Advisory Agreement”) among the Fund, the Managing Owner and Graham Capital Management, L.P. (“Graham”), the portion of the Fund’s net assets contributed to the Company were managed by Graham pursuant to its K4 Program at 150% Leverage. The Fund terminated the Graham Advisory Agreement effective December 31, 2006. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006, and the statements of changes in unitholders’ capital for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

The financial statements of the Fund are prepared in accordance with accounting principles generally accepted in the United States of America. Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when contracts are opened.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Fund receives interest at prevailing rates on all cash balances held by the clearing brokers.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Fund evaluated the impact of adopting FIN 48 on the Fund’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Fund, as the Fund’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred is currently evaluating the impact of adopting SFAS No. 157 on the Fund’s financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

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

E.	Investment in WCM Pool LLC

The investment in the Company is reported in the Fund’s statement of financial condition at the net asset value as reported by the Company. The Fund records its proportionate share of the Company’s income or loss in the statements of operations. Valuation of futures contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

F.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	MANAGING OWNER

Preferred, as Managing Owner, conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At June 30, 2007, the Managing Owner has a net worth in excess of $1,000,000.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund, as well as management fees allocated from the Company.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fees were earned by the Managing Owner during the six months ended June 30, 2007 and 2006.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Commissions	$120,850	$188,590	$252,089	$423,793
General and administrative	6,450	5,448	12,720	10,044

	$127,300	$194,038	$264,809	$433,837

Expenses payable to the Managing Owner and its affiliates as of June 30, 2007 and December 31, 2006 were $37,389 and $55,145, respectively.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the six months ended June 30, 2007 and 2006, incentive fees earned by various commodity trading advisors totaled $125,723 and $3,442, respectively, of which $110,513 was payable at June 30, 2007.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in WCM Pool LLC. The Fund’s investment in WCM Pool LLC represents approximately 9.41% of the net asset value of the Company at June 30, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Income	Redemptions	Net Asset Value June 30, 2007
WCM Pool LLC	$0	$2,143,975	$97,801	$(227,861)	$2,013,915

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statements of changes in unitholders’ capital and amounted to $ 0 and $ 71 during the six months ended June 30, 2007 and 2006, respectively.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Fund’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Fund bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The Fund has cash on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Fund is also exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Fund’s investment activities (credit risk).

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007 and December 31, 2006, such segregated assets totaled $(1,687,977) and $5,223,013, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $5,454,518 and $858,541 at June 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all of the Fund’s open futures contracts mature within thirty months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended June 30				Six months ended June 30
Per Unit Performance (for a unit outstanding throughout the entire period)	2007 (Unaudited)		2006 (Unaudited)		2007 (Unaudited)		2006 (Unaudited)
Net asset value per unit at beginning of period	$92.07		$97.34		$103.43		$97.86

Income (loss) from operations:
Gain (loss) from trading (1)	23.54	(5)	(0.17	) (6)	13.91	(5)	0.96	(6)
Net investment loss (1)	(4.22	) (5)	(1.31	) (6)	(5.95	) (5)	(2.96	) (6)

Total income (loss) from operations	19.32		(1.48)		7.96		(2.00)

Net asset value per unit at end of period	$111.39		$95.86		$111.39		$95.86

Total Return (2)	20.98%		(1.52)%		7.70%		(2.04)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	11.77	% (5)	10.80	% (6)	11.95	% (5)	11.05	% (6)
Advisor profit shares (2)	2.36	% (5)	0.00	% (6)	2.31	% (5)	0.04	% (6)

Total expenses	14.13	% (5)	10.80	% (6)	14.26	% (5)	11.09	% (6)

Net investment loss (3), (4)	(7.09	)% (5)	(5.35	)% (6)	(7.03	)% (5)	(6.06	)% (6)

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment loss per unit is calculated by dividing the net investment loss and offering costs by the average number of units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.
(3)	Annualized.
(4)	Excludes advisor profit shares.
(5)	Includes the Fund’s proportionate share of income and expenses from WCM Pool LLC from January 1, 2007 to June 30, 2007.
(6)	Represents income (loss) and expenses from the Fund’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

June 30, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$22,780,075
Interest receivable	81,952
Net unrealized gain on open contracts	539,361

Total assets	$23,401,388

LIABILITIES
Accrued expenses	$17,234
Commissions payable	3,529
Management fee payable	38,933
Incentive fee payable	238,634
Redemptions payable	1,698,268

Total liabilities	1,996,598

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,305,453
Member DFT I	11,379,651
Member KGT	2,013,915
Member FST	4,705,771

Total members’ capital (Net Asset Value)	21,404,790

Total liabilities and members’ capital	$23,401,388

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2007 (Unaudited)

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.49)%	$(104,567)
Currencies	0.90%	193,527
Stock indices	0.36%	76,716

Net unrealized gain on futures contracts purchased	0.77%	165,676

Futures contracts sold:
Commodities	(0.07)%	(15,964)
Currencies	0.53%	114,070
Interest rates	1.29%	275,579

Net unrealized gain on futures contracts sold	1.75%	373,685

Net unrealized gain on futures contracts	2.52%	$539,361

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007

(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
REVENUES
Realized	$2,746,110	$877,449
Change in unrealized	206,110	539,361
Interest income	240,884	418,310

Total revenues	3,193,104	1,835,120

EXPENSES
Brokerage commissions	21,329	55,311
Management fee	115,641	204,152
Incentive fee	238,634	238,634
Operating expenses	9,793	17,673

Total expenses	385,397	515,770

NET INCOME	$2,807,707	$1,319,350

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2007
Balances at January 1, 2007	$0	$0	$0	$0	$0

Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176

Net income for the six months ended June 30, 2007	153,007	535,455	97,801	533,087	1,319,350

Redemptions	(483,718)	(2,121,891)	(227,861)	(830,266)	(3,663,736)

Balances at June 30, 2007	$3,305,453	$11,379,651	$2,013,915	$4,705,771	$21,404,790

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007 and the statements of operations for the three months and six months ended June 30, 2007, and the statement of changes in members’ capital (net asset value) for the six months ended June 30, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest at prevailing interest rates on all cash balances held by the clearing brokers.

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

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three and six months ended June 30, 2007, the Trading Advisor earned incentive fees of $238,634 and $238,634, respectively, of which $238,634 remains payable at June 30, 2007.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007, such segregated assets totaled $20,106,220. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $198,086 at June 30, 2007. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2007 (Unaudited)				Six Months Ended June 30, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return (1),(4)
Total return before incentive fee	14.54%	14.54%	14.54%	14.65%	5.31%	5.31%	5.31%	14.65%
Incentive fee	(0.75)%	(0.73)%	(0.82)%	(2.79)%	(0.63)%	(0.62)%	(0.70)%	(2.79)%

Total return after incentive fee	13.79%	13.81%	13.72%	11.86%	4.68%	4.69%	4.61%	11.86%

Ratios to average net asset values:
Expenses prior to incentive fee (2)	2.67%	2.69%	2.65%	2.73%	2.76%	2.77%	2.76%	2.73%
Incentive fee (1)	0.69%	0.68%	0.75%	2.60%	0.66%	0.65%	0.76%	2.60%

Total expenses and incentive fee	3.36%	3.37%	3.40%	5.33%	3.42%	3.42%	3.52%	5.33%

Net investment income (2), (3)	1.72%	1.73%	1.71%	1.75%	1.36%	1.36%	1.38%	1.75%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending June 30, 2007 (“Second Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

As of June 30, 2007, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

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

Prior to January 1, 2007 (including Second Quarter 2006 and Second Quarter 2005), pursuant to an advisory agreement (the “Graham Advisory Agreement”) among Registrant, the Managing Owner and Graham Capital Management, L.P. (“Graham”), the portion of Registrant’s net assets contributed to the Trading Vehicle were formerly managed by Graham Capital Management, L.P. (“Graham”) pursuant to its

K4 Program at 150% Leverage. Registrant terminated the Graham Advisory Agreement effective December 31, 2006.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on May 22, 1997. Contributions were raised through the initial and continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through February 28, 2006. The continuous offering period ended on February 28, 2006.

For Second Quarter 2007, the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”), the period April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), the period January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), the period April 1, 2005 to June 30, 2005 (“Second Quarter 2005”) and the period January 1, 2005 to June 30, 2005 (“Year-To-Date 2005”), there were no subscriptions of General Interests. Subscriptions of Limited Interests for Second Quarter 2007, Second Quarter 2006 and Second Quarter 2005 were $0, $0 and $191,000, respectively. Subscriptions of Limited Interests for Year-To-Date 2007, Year-To-Date 2006 and Year-To-Date 2005 were $0, $5,000 and $455,800, respectively.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from May 22, 1997 (commencement of operations) to June 30, 2007 were $517,240, $705,597 and $47,690,470, respectively. Redemptions of Limited Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from May 22, 1997 (commencement of operations) to June 30, 2006 were $1,566,795, $4,048,254 and $45,401,880, respectively. Redemptions of Limited Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from May 22, 1997 (commencement of operations) to June 30, 2005 were $2,066,974, $4,129,882 and $35,653,351, respectively.

Redemptions of General Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from May 22, 1997 (commencement of operations) to June 30, 2007 were $0, $13,810 and $253,169 respectively. Redemptions of General Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from May 22, 1997 (commencement of operations) to June 30, 2006 were $38,970, $38,970 and $231,124, respectively. Redemptions of General Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from May 22, 1997 (commencement of operations) to June 30, 2005 were $25,000, $25,000 and $98,085, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2007, 36.68% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned on its accounts maintained with the clearing broker during each month.

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

Since Registrant’s business is to trade futures and forward contracts, a portion (through its investment in the Trading Vehicle), of its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 5 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2007

In the US, generally tame inflation readings in the second quarter appeared to lessen the pressure on the US Federal Reserve (“Fed”) and the most recent Federal Open Market Committee (“FOMC”) statement pointed to relatively balanced risks. The Fed Chairman, Ben Bernanke, former chairman Alan Greenspan and others have issued statements that the subprime situation, while clearly a concern, should not prove to be a major contagion.

Inflation news was encouraging, with Core Consumer Prices rising well within the Fed’s comfort zone. The headline Producer Price Index’s (“PPI”) rise was slightly worrisome, but the more-closely-watched Core PPI’s rise was more benign. Industrial Production was flat overall while Capacity Utilization dipped slightly. Retail sales jumped in May, with the largest gain in sixteen months. Gasoline, auto supplies, building supplies and clothing led the charge as consumers still appeared mostly undaunted. Leading indicators increased slightly in May, suggesting the economy is weathering the housing and gasoline price storm. On the manufacturing side, the Philly Fed Index saw its highest reading in two years.

Overall, the employment picture in the second quarter continued to look quite healthy. Nonfarm payrolls rose in May while the unemployment rate is forecast to remain unchanged. Average hourly earnings rose slightly.

Housing persists as the US economy’s primary risk. During the second quarter, signs of slight improvements seen in May were absent in June. For the first five months of the year, both housing permits and housing starts were off more than 25%. The South, considered the engine of growth for the housing sector, provided the weakest performance during the second quarter. The Home Builders Confidence Index fell to a sixteen-year low in June. Existing home sales also fell slightly and existing home inventories rose. Prices in the ten largest US cities are declining at the fastest pace in sixteen years.

Predictions for third quarter Gross Domestic Product (“GDP”), a measure of economic growth, are seen higher. The International Monetary Fund issued a report stating that the US economy remained close to the 2% annualized GDP “stall speed.” However, while the inflation picture might dictate against a Fed rate cut, this economic growth scenario is seen by many to counter a rate hike.

Foreign interest rate yields have been rising across the board. The European Union (“EU”), Great Britain, Switzerland and New Zealand all raised rates in the second quarter. The Reserve Bank of Australia remained unchanged, but its statements were seen as hawkish. Many market participants view the Bank of Japan to remain on hold after its recent first quarter increase.

Currencies: The US dollar saw a record low against the euro during the second quarter. Rising European interest rates encouraged demand for the euro. EU economic data for the most part continue to indicate solid growth and a modest inflation threat. Central bank diversification into the euro was also a positive factor. The British pound sterling also rose against the dollar during the quarter. Inflation concerns, capacity constraints and elevated housing prices have led the Bank of England to maintain a hawkish tone, including a second quarter rate hike and expectations of more to come during the third quarter. The country’s new prime minister, Gordon Brown, was quickly tested by a series of terror attacks, but the pound showed little reaction.

During the quarter, the Japanese yen was pressured by the US dollar and also on a carry trade basis against the Australian and New Zealand dollars. Japanese economic data has been moderate, with little hint of inflation. The Peoples Bank of China continues to drain liquidity and increase interest rates gradually. It has made mild concessions to the US, but is moving slowly regarding reform. The Chinese yuan had its strongest quarter since the dollar link was eliminated in 2005. The Australian dollar continues to be firm, and recent upward GDP revisions have rekindled inflation fears. New Zealand raised rates to 8.00% in May, citing consumer inflation. The Canadian dollar reached a thirty-year high against the US Dollar in the second quarter.

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran's nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

Heating oil mirrored crude’s June breakout and ended the quarter over 5% higher. Distillate inventories are now substantially below last season’s levels. A series of refinery outages that have been slow to get back on line have placed supplies at dangerously low levels, particularly with the peak hurricane season not yet reached. Distillate fuel demand is up almost 4% from 2006 levels. Reformulated gasoline prices rose over 10% during the quarter overall and prices at the pump peaked in late May. Consumer resistance seemed limited during the second quarter.

Trading patterns were volatile and natural gas prices fell over 16% during the second quarter as supply built and the weather held extremely benign.

Grains: Corn prices were extremely volatile during the quarter. The June USDA Supply and Demand Report caused prices to increase, only to drop on the heels of a bullish Planted Acreage Report, which inferred that more acres of corn would be planted in the season ahead than in any other period since the mid 1940’s, when the US attempted to feed post-war Europe. Wheat prices reached their highest prices in more than a decade during the last trading session of the second quarter. This strength came as a result of a continually tightening global demand, which has been exacerbated by the worst drought seen in Australia in more than 100 years. The USDA Planted Acreage Report showed that as a result of higher prices, more than a 5% increase in wheat had been sown this season, consistent with the Intentions Report. From the Intentions Report, and the data gleaned from the estimates of other crops, it is apparent that corn acreage was increased at the expense of beans and cotton and that wheat plantings were consistent. Soybean prices were volatile during the quarter, rocked by the Planted Acreage Report that revealed that soybean acreage had been reduced by approximately 15%. Cotton prices climbed steadily during the quarter due to a tightening supply/demand scenario. The Report also revealed that cotton acreage would be cut by 27% from the previous season.

Indices: US stocks ended the quarter higher overall, but off their highs late reached during the quarter. Strength in foreign equities, hectic M&A activity, forecast earnings and solid global growth lent support. The recent spike to 5.32% in the benchmark 10-Year note could prove to be a high for an extended period and many market participants feel that the latest FOMC minutes suggest that the Fed will remain on hold for an extended period. The summer season is upon the market, M&A activity appears to have slowed somewhat and the markets continue to watch the subprime sector with caution.

In Europe, it was a good quarter for the three largest indices, the German DAX, French CAC and UK FTSE, and for the region in general. All three major industries scored seven-year highs during the second quarter while closing somewhat below those levels. Even the specter of higher interest rates from the European Central Bank and the Bank of England failed to meaningfully diminish enthusiasm, but the weaker US markets and the terror issue in the UK did weigh on market psychology during the final days of June as the euro bourses turned in a mixed June performance.

Asian equity indices also scored second quarter gains and, like Europe, attracted significant foreign capital flows. The Shanghai market was particularly volatile during the quarter but had a clear upside bias as it ended June. Japan was aided by decent economic data as well as low inflation and the prospect of no imminent rate hike from the Bank of Japan. The Hang Seng finished higher and the Australian All Ordinaries were able to withstand hawkish comments from the Reserve Bank of Australia and soar to record levels.

Interest Rates: June proved a volatile month for US treasuries, on the back of substantial risk aversion mentality. They became the asset of choice as subprime issues, including the Bear Stearns/Merrill Lynch situation took center stage. However, generally tame inflation readings appeared to lessen pressure on the Fed and the most recent FOMC statement pointed to relatively balanced risks.

Sharply higher foreign rates were a factor in rising yields, but that lessened to some degree in the final weeks of the quarter. The EU, UK and Switzerland all hiked rates in the second quarter. The Reserve Bank of Australia sounded hawkish as the quarter ended. The Bank of Japan remained unchanged, after raising rates in the first quarter. Yields on the 10-year German Bund hit a new high during the quarter.

Metals: Volatile copper prices closed well over their first quarter close. A series of labor problems in Chile, Peru, Mexico and Canada were particularly supportive in the final half of June. LME spreads remain in backwardation, indicating supply tightness. Refined consumption continues to grow faster than production. Aluminum prices were quiet during the quarter. In contrast, nickel prices were quite volatile, plunging over 20% in June alone, after being one of the top performers of the Dow Jones/AIG Index. Warehouse stocks are still low, but they have been steadily rising and stainless steel demand has decreased somewhat. Zinc prices continue to fall, down over 20% for the year to date, despite overall strong global demand. Lead prices were higher in the second quarter on tight inventories and strong demand. China, the world’s largest lead producer, imposed a 10% tax on overseas sales. Tin prices finished the quarter slightly off their mid-March eighteen-year high. Gold prices were defensive during most of the second quarter, down slightly overall. Heavy selling from European central banks was a particular negative. Volatility was a watchword for silver during the quarter as funds moved in and out of the metal with most of the activity on the sell side during the final half of June as indicated in CFTC data. Platinum finished up slightly overall for the quarter. Global industrial demand has been solid, with strong jewelry demand and an increase in autocatalytic usage spurred by a growing diesel market. Palladium also ended the quarter slightly higher. South African labor concerns lent support to prices.

Softs: An increased sugar supply from Brazil was the latest bearish report for the commodity. Last year’s high prices, which encouraged increased production, are now taking their toll on prices. Coffee prices also fell during the second quarter, due to similarly rising inventories and favorable Brazilian weather. Cocoa prices rose to a four-year high after an attack on the prime minister of the Ivory Coast, pointing out how severe the country’s unrest is and restoring the “war premium” that had temporarily been lost in the cocoa market. Live cattle prices fell slightly during the second quarter and are down slightly year to date. Lower corn prices were noted in May and June, after cattle ranchers suffered with high feed prices for much of the year. An easing in the hype surrounding ethanol helped push corn prices lower. Cattle is now in peak-demand barbeque season and exports continue to be strong. Inventories are ample but show some evidence of decline. Live hog prices were volatile in the second quarter and ended the first half of the year down over 5% overall.

Second Quarter 2006

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

Currencies: Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

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

Energies: The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains: The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices: By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Metals: Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

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

Softs: The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2007

Currencies: (+) Losses were experienced in the: South African rand; Polish zloty; Czech koruna; Dollar Index; Korean won; Norwegian krone versus euro and Swedish krona; Swedish krona versus euro and U.S. dollar. Gains were made in the: Australian dollar versus U.S. dollar, New Zealand dollar, euro and Japanese yen; Hungarian forint versus U.S. dollar and euro; euro versus British pound, Swiss franc, Polish zloty, Czech koruna, Japanese yen and U.S. dollar; Russian ruble; Mexican peso; Brazilian real; Swiss franc versus U.S. dollar and Japanese yen; British pound versus U.S. dollar, Swiss franc and Japanese yen; Israeli shekel; Canadian dollar; and Japanese yen.

Energies: (+) Losses were experienced in crude oil, kerosene and heating oil. Gains were made in gasoline, gas oil and natural gas.

Grains: (+) Losses were experienced in corn, cotton and rice. Gains were made in soybean meal, soybean oil, soybeans and wheat.

Indices: (+) Losses were experienced in the IBEX 35, the S&P MIB 30, the Goldman Sachs Commodity Index and the DJ Stoxx 600 indices. Gains were made in the Tokyo Stock Index, All Share Index, the Russell 1000 and 2000, the OMX Stockholm Index, DJ Stoxx 50, the Dow Jones Industrial Average, the Mid-Cap 400, the CAC 40, the Australian All Ordinaries, the Nikkei, the Taiwan Index, the Amsterdam Index, S&P 500, the Hang Seng, the FTSE 100, the Nasdaq 100, the DAX, the S&P TSE 60 and the H Shares Indices.

Interest Rates: (+) Losses were experienced in Australian 10-year bonds, Eurodollar, Japanese Government Bonds, U.S. 10-year Treasury Notes, U.S. Treasury Bonds, Australian Bank Bills, U.S. 10 year swaps and Euroyen. Gains were made in New Zealand 3-month Treasury Bills, Fed Funds, Australian 3-year Bonds, U.S. 5-year Treasury Notes, Euroswiss, Euro 10-year swap-notes, German 30-year Bonds, Canadian Bonds, Canadian Bank Acceptances, U.S. Treasury 2-year Notes, German 2-year Bonds, German BOBL, British Gilt, German Bunds, Short Sterling and Euribor.

Meats: (-) Losses were experienced in cattle and hogs.

Metals: (-) Losses were experienced in silver, gold, copper, nickel, aluminum, zinc and palladium. Gains were made in platinum and lead.

Softs: (+) Losses were experienced in sugar, cocoa, orange juice and rubber. Gains were made in milk, lumber, coffee and palm oil.

Second Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2007 was $111.39, an increase of 7.70% from the December 31, 2006 Net Asset Value per Interest of $103.43 and an increase of 20.98% from the March 31, 2007 Net Asset Value per Interest of $92.07. The Net Asset Value per Interest as of June 30, 2006 was $95.86, a decrease of 2.04% from the December 31, 2005 Net Asset Value per Interest of $97.86 and a decrease of 1.52% from the March 31, 2006 Net Asset Value per Interest of $97.34. The Net Asset Value per Interest as of June 30, 2005 was $99.61, a decrease of 7.80% from the December 31, 2004 Net Asset Value per Interest of $108.04 and a decrease of 0.48% from the March 31, 2005 Net Asset Value per Interest of $100.09. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $1,246,000 and $726,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $23,000 and $147,000, respectively. Registrant’s trading gains (losses) before commissions and related fees during Second Quarter 2005 and Year-To-Date 2005 were approximately $189,000 and $(980,000), respectively.

Registrant’s average net assets decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s average net assets decreased for Second Quarter 2006 and Year-To-Date 2006 compared to Second Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions. Registrant’s average net assets for Second Quarter 2005 and Year-To-Date 2005 decreased in comparison to Second Quarter 2004 and Year-To-Date 2004 due to the effects of redemptions.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $62,000 and $134,000, respectively, a decrease of approximately $45,000 and $92,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the effect of redemptions. Interest income during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $67,000 and $67,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to the effect of redemptions. Interest income during Second Quarter 2005 and Year-To-Date 2005 increased by approximately $96,000 and $159,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $121,000 and $252,000, respectively, a decrease of approximately $84,000 and $211,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the effect of redemptions. Commissions and other transaction fees during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $240,000 and $511,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to the effect of redemptions. Commissions and other transaction fees during Second Quarter 2005 and Year-To-Date 2005 decreased by approximately $181,000 and $277,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to the effect of redemptions.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Second Quarter 2007 and Year-To-Date 2007 were approximately $126,000 and $126,000, respectively. Advisor profit shares during Second Quarter 2006 and Year-To-Date 2006 were $0 and approximately $3,000, respectively. Advisor profit shares during Second Quarter 2005 and Year-To-Date 2005 were approximately $11,000 and $11,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor and the Trading Vehicle as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisor and by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s and Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

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

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)