Form 10-Q
period 2007-09-30
KENMAR GLOBAL TRUST
filed 2007-11-13
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-08869

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

KENMAR GLOBAL TRUST

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2007

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Kenmar Global Trust:

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	2

	Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and three months ended September 30, 2006 and nine months ended September 30, 2007 and nine months ended September 30, 2006	4

	Statements of Changes in Unitholders' Capital (Unaudited) for the nine months ended September 30, 2007 and nine months ended September 30, 2006	5

	Notes to Financial Statements (Unaudited)	6

	WCM Pool LLC:

	Statement of Financial Condition as of September 30, 2007 (Unaudited)	17

	Condensed Schedule of Investments as of September 30, 2007 (Unaudited)	18

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and nine months ended September 30, 2007	19

	Statement of Changes in Members' Capital for the nine months ended September 30, 2007 (Unaudited)	20

	Notes to Financial Statements (Unaudited)	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1.A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits:	42

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

September 30, 2007

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash	$1,136,550	$3,753,024
Unrealized gain on open futures contracts	343,302	373,730

Deposits with brokers	1,479,852	4,126,754
Cash and cash equivalents	301,206	2,385,984
Unrealized gain on open forward currency contracts	435	25,562
Interest receivable	23,152	13,214
Investment in WCM Pool LLC, at net asset value
(35.03% and 0.00% of net asset value, respectively)	1,896,869	0
Notes receivable, Managing Owner	1,685,193	0
Redemption receivable	149,423	0

Total assets	$5,536,130	$6,551,514

LIABILITIES
Due to broker	$0	$70,173
Accounts payable and other	47,649	31,579
Managing Owner brokerage commissions payable	24,780	50,925
Advisor profit shares payable	14,709	100,548
Redemptions payable	34,592	496,419

Total liabilities	121,730	749,644

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – (553.8301 and 703.8301 units outstanding) at September 30, 2007 and December 31, 2006, respectively	62,560	72,800
Other Unitholders – (47,379.0472 and 55,388.4208 units outstanding) at September 30, 2007 and December 31, 2006 respectively	5,351,840	5,729,070

Total unitholders’ capital
(Net Asset Value)	5,414,400	5,801,870

	$5,536,130	$6,551,514

Net Asset Value per Limited and Managing Owner Interest
September 30, 2007	December 31, 2006

$112.96	$103.43

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS
Description
Commodities	$45,955	0.85%	$18,112	0.31%
Currency	87,102	1.61%	67,378	1.16%
Energy	109,678	2.02%	0	0.00%
Interest rate	14,973	0.28%	(69,256)	(1.19)%
Metals	19,291	0.35%	85,827	1.48%
Stock index	27,713	0.51%	50,974	0.88%
Other	12,307	0.23%	0	0.00%

Unrealized gain on open long futures contracts	$317,019	5.85%	$153,035	2.64%

OPEN SHORT FUTURES CONTRACTS
Description
Commodities	$5,104	0.10%	$(1,806)	(0.03)%
Currency	(23,204)	(0.43)%	57,910	1.00%
Energy	5,150	0.10%	107,924	1.86%
Interest rate	21,703	0.40%	99,070	1.70%
Metals	17,044	0.31%	(46,890)	(0.81)%
Stock index	1,905	0.04%	4,487	0.08%
Other	(1,419)	(0.03)%	0	0.00%

Unrealized gain on open short futures contracts	$26,283	0.49%	$220,695	3.80%

Unrealized gain on open futures contracts	$343,302	6.34%	$373,730	6.44%

OPEN FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$(5,746)	(0.11)%	$30,744	0.53%
Short forward currency contracts	6,181	0.12%	(5,182)	(0.09)%

Unrealized gain on open forward currency contracts	$435	0.01%	$25,562	0.44%

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$111,361	$(183,607)	$792,223	$(56,744)
Change in unrealized	(1,137)	55,002	(55,555)	75,318
Brokerage commissions	0	(11,010)	0	(49,977)

Net gain (loss) from trading	110,224	(139,615)	736,668	(31,403)

NET INVESTMENT LOSS
Income
Interest income	46,451	85,601	139,392	311,310
Expenses
Managing Owner brokerage commissions	119,372	152,380	365,847	576,173
Advisor profit shares	14,709	0	125,413	3,442
Operating expenses	24,104	23,480	75,835	92,602

Total expenses	158,185	175,860	567,095	672,217

Net investment loss	(111,734)	(90,259)	(427,703)	(360,907)

NET INCOME (LOSS) FROM TRUST OPERATIONS	(1,510)	(229,874)	308,965	(392,310)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(6,490)	0	29,223	0
Change in unrealized	81,041	0	144,438	0
Interest income	20,455	0	61,628	0

Total revenues	95,006	0	235,289	0

EXPENSES
Brokerage commissions	1,314	0	6,928	0
Management fee	9,829	0	29,933	0
Advisor profit shares	13,533	0	28,552	0
Operating expenses	547	0	2,292	0

Total expenses	25,223	0	67,705	0

NET INCOME ALLOCATED FROM WCM POOL LLC	69,783	0	167,584	0

NET INCOME (LOSS)	$68,273	$(229,874)	$476,549	$(392,310)

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)	$1.41	$(3.34)	$9.19	$(4.66)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Total	Unitholders’ Capital
	Number of Units	Managing Owner	Other Unitholders	Total
Nine Months Ended September 30, 2007
Balances at December 31, 2006	56,092.2509	$72,800	$5,729,070	$5,801,870
Net income for the nine months ended September 30, 2007	0.0000	3,570	472,979	476,549
Redemptions	(8,159.3736)	(13,810)	(850,209)	(864,019)

Balances at September 30, 2007	47,932.8773	$62,560	$5,351,840	$5,414,400

Nine Months Ended September 30, 2006
Balances at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Net loss for the nine months ended September 30, 2006	0.0000	(4,353)	(387,957)	(392,310)
Additions	50.6763	0	5,000	5,000
Redemptions	(48,312.6838)	(47,205)	(4,626,954)	(4,674,159)

Balances at September 30, 2006	66,074.1238	$65,268	$6,061,945	$6,127,213

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets. A portion of the Fund’s assets are managed by Transtrend B.V as a managed account via their Diversified Trend Program. Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Fund, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Fund, DFF, FST and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. Prior to January 1, 2007, pursuant to an advisory agreement (the “Graham Advisory Agreement”) among the Fund, the Managing Owner and Graham Capital Management, L.P. (“Graham”), the portion of the Fund’s net assets contributed to the Company were managed by Graham pursuant to its K4 Program at 150% Leverage. The Fund terminated the Graham Advisory Agreement effective December 31, 2006. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, the statements of operations for the three months and nine months ended September 30, 2007 and 2006, and the statements of changes in unitholders’ capital for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007 and 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred is currently evaluating the impact of adopting SFAS No. 159 on the Fund’s financial statements. At this time, the impact to the Fund’s financial statements has not been determined.

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

The investment in the Company is reported in the Fund’s statement of financial condition at the net asset value as reported by the Company. The Fund records its proportionate share of the Company’s income or loss in the statements of operations. Through its investment in the Company, the Fund pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreement. Valuation of futures contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

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

Preferred, as Managing Owner, conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At September 30, 2007, the Managing Owner has a net worth in excess of $1,000,000.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund, as well as management fees allocated from the Company. Excluded from the Managing Owner broker commissions are the trading advisor or Company incentive fee payments.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fees were earned by the Managing Owner during the nine months ended September 30, 2007 and 2006.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commissions	$119,372	$152,380	$365,847	$576,173
General and administrative	8,130	4,390	20,850	14,434

	$127,502	$156,770	$386,697	$590,607

Expenses payable to the Managing Owner and its affiliates as of September 30, 2007 and December 31, 2006 were $32,910 and $55,145, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (7.75% at September 30, 2007) and resets monthly. Interest is payable monthly in arrears on the first business day of the month.

The first interest payment for the period August 11, 2007 to September 30, 2007 was made on October 1, 2007. Interest receivable as of September 30, 2007 was $19,415.

Any portion of the principal amount, which is not demanded by the Fund prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Fund and the Managing Owner agree to an extension of the Note. The Note is secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the nine months ended September 30, 2007 and 2006, incentive fees earned by various commodity trading advisors totaled $ 153,965 and $ 3,442, respectively, of which $ 14,709 was payable at September 30, 2007.

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Trust invested its assets in WCM Pool LLC. The Fund’s investment in WCM Pool LLC represents approximately 9.23% of the net asset value of the Company at September 30, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Trust’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Income	Redemptions	Net Asset Value September 30, 2007
WCM Pool LLC	$0	$2,143,975	$167,584	$(414,690)	$1,896,869

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Units purchased on or after May 31, 2004 and redeemed prior to the end of the twelfth month after such Units are sold were subject to the following redemption charges paid to the Managing Owner: 3.5% of Net Asset Value redeemed on or after the end of the first and on or before the end of the third month after purchase; 2.625% of Net Asset Value redeemed from the beginning of the fourth and on or before the end of the sixth month after purchase; 1.75% of Net Asset Value redeemed from the beginning of the seventh and on or before the end of the ninth month after purchase; and 0.875% of Net Asset Value redeemed from the beginning of the tenth and on or before the end of the twelfth month after purchase.

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statements of changes in unitholders’ capital and amounted to $0 and $71 during the nine months ended September 30, 2007 and 2006, respectively.

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

The Fund has cash on deposit with financial institutions and in broker trading accounts. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Fund is also exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Fund’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Fund’s net assets being traded, significantly exceeds the Fund’s future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Fund considers the fair value of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contracts at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited risk.

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

The Managing Owner attempts to minimize both credit and market risks by requiring the Fund and the Company to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007 and December 31, 2006, such segregated assets totaled $1,280,931 and $5,223,013, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $500,127 and $858,541 at September 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all of the Fund’s open futures contracts mature within twenty-seven months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$111.39		$95.86		$103.43		$97.86

Income (loss) from operations:
Gain (loss) from trading (1)	3.97	(5)	(1.82	)(6)	17.89	(5)	(0.84	)(6)
Net investment loss (1)	(2.40	)(5)	(1.31	)(6)	(8.36	)(5)	(4.29	)(6)

Total income (loss) from operations	1.57		(3.13)		9.53		(5.13)

Net asset value per unit at end of period	$112.96		$92.73		$112.96		$92.73

Total Return (2)	1.41%		(3.27)%		9.21%		(5.24)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor profit shares (3)	(11.78	)%(5)	(10.93	)%(6)	(11.93	)%(5)	(10.97	)%(6)
Advisor profit shares (2)	(0.54	)%(5)	0.00	%(6)	(2.87	)%(5)	(0.04	)%(6)

Total expenses	(12.32	)%(5)	(10.93	)%(6)	(14.80	)%(5)	(11.01	)%(6)

Net investment loss (3), (4)	(6.70	)%(5)	(5.61	)%(6)	(6.94	)%(5)	(5.92	)%(6)

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment loss per unit is calculated by dividing the net investment loss by the average number of units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.
(3)	Annualized.
(4)	Excludes advisor profit shares.
(5)	Includes the Fund’s proportionate share of income and expenses from WCM Pool LLC from January 1, 2007 to September 30, 2007.
(6)	Represents income (loss) and expenses from the Fund’s operations.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

September 30, 2007

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

September 30, 2007 (Unaudited)

ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$20,150,206
Interest receivable	62,875
Net unrealized gain on open futures contracts	1,446,298

Total assets	$21,659,379

LIABILITIES
Accrued expenses	$8,818
Commissions payable	2,448
Management fee payable	36,115
Incentive fee payable	149,622
Redemptions payable	918,159

Total liabilities	1,115,162

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,274,584
Member DFT I	11,081,425
Member KGT	1,896,869
Member FST	4,291,339

Total members’ capital (Net Asset Value)	20,544,217

Total liabilities and members’ capital	$21,659,379

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007 (Unaudited)

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Futures contracts purchased:
Commodities	3.34%	$686,743
Currencies	3.01%	617,948
Interest rates	0.37%	77,027
Stock indices	0.17%	33,991

Net unrealized gain on futures contracts purchased	6.89%	1,415,709

Futures contracts sold:
Commodities	(0.08)%	(16,450)
Currencies	0.19%	39,218
Interest rates	0.04%	7,821

Net unrealized gain on futures contracts sold	0.15%	30,589

Net unrealized gain on futures contracts	7.04%	$1,446,298

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
REVENUES
Realized	$(53,446)	$824,003
Change in unrealized	906,937	1,446,298
Interest income	219,142	637,452

Total revenues	1,072,633	2,907,753

EXPENSES
Brokerage commissions	14,084	69,395
Management fee	105,509	309,661
Incentive fee	149,622	388,256
Operating expenses	5,840	23,513

Total expenses	275,055	790,825

NET INCOME	$797,578	$2,116,928

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2007
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Net income for the nine months ended September 30, 2007	279,598	973,843	167,584	695,903	2,116,928
Redemptions	(641,178)	(2,858,505)	(414,690)	(1,407,514)	(5,321,887)

Balances at September 30, 2007	$3,274,584	$11,081,425	$1,896,869	$4,291,339	$20,544,217

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007 and the statements of operations for the three months and nine months ended September 30, 2007, and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Member is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Member is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Additionally, the Members of the Company pay the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three and nine months ended September 30, 2007, the Trading Advisor earned incentive fees of $149,622 and $388,256, respectively, of which $149,622 remains payable at September 30, 2007.

Note 4.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007, such segregated assets totaled $18,739,840. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $52,903 at September 30, 2007. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2007
	(Unaudited)				(Unaudited)
	Member	Member	Member	Member	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	DFF LP	DFT I	KGT	FST(5)
Total return: (1),(4)
Total return before incentive fee	4.66%	4.66%	4.66%	4.66%	10.21%	10.21%	10.22%	19.99%
Incentive fee	(0.73)%	(0.73)%	(0.73)%	(0.73)%	(1.41)%	(1.40)%	(1.50)%	(3.72)%

Total return after incentive fee	3.93%	3.93%	3.93%	3.93%	8.80%	8.81%	8.72%	16.27%

Ratios to average net asset values:
Expenses prior to incentive fee (2)	2.41%	2.42%	2.43%	2.44%	2.65%	2.66%	2.66%	2.60%
Incentive fee (1)	0.73%	0.73%	0.70%	0.71%	1.37%	1.36%	1.46%	3.38%

Total expenses and incentive fee	3.14%	3.15%	3.13%	3.15%	4.02%	4.02%	4.12%	5.98%

Net investment income (2), (3)	1.80%	1.80%	1.82%	1.83%	1.50%	1.50%	1.53%	1.80%

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the three months ended September 30, 2007 (“Third Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (7.75% at September 30, 2007) and resets monthly. Interest is payable monthly in arrears on the first business day of the month.

The first interest payment for the period August 11, 2007 to September 30, 2007 was made on October 1, 2007. Interest receivable as of September 30, 2007 was $19,415.

Any portion of the principal amount, which is not demanded by the Registrant prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Registrant and the Managing Owner agree to an extension of the Note. The Note is secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

The Trading Advisor and the Trading Vehicle

As of September 30, 2007, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, a portion of Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust, Diversified Futures Fund, L.P. and Diversified Futures Trust I are the sole members of the Trading Vehicle. Preferred is the managing owner/general partner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures contracts.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

Prior to January 1, 2007 (including Third Quarter 2006), pursuant to an advisory agreement (the “Graham Advisory Agreement”) among Registrant, the Managing Owner and Graham Capital Management, L.P. (“Graham”), the portion of Registrant’s net assets contributed to the Trading Vehicle were formerly managed by Graham Capital Management, L.P. (“Graham”) pursuant to its K4 Program at 150% Leverage. Registrant terminated the Graham Advisory Agreement effective December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Third Quarter 2007, the nine months ended September 30, 2007 (“Year-To-Date 2007”), the three months ended September 30, 2006 (“Third Quarter 2006”) and the nine months ended September 30, 2006 (“Year-To-Date 2006”), there were no subscriptions of General Interests. Subscriptions of Limited Interests for Third Quarter 2007 and Third Quarter 2006 were $0 and $0, respectively. Subscriptions of Limited Interests for Year-To-Date 2007 and Year-To-Date 2006 were $0 and $5,000, respectively.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from May 22, 1997 (commencement of operations) to September 30, 2007 were $144,612, $850,209 and $47,835,082, respectively. Redemptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from May 22, 1997 (commencement of operations) to September 30, 2006 were $578,700, $4,626,954 and $45,980,580, respectively. Redemptions of General Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from May 22, 1997 (commencement of operations) to September 30, 2007 were $0, $13,810 and $253,169 respectively. Redemptions of General Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from May 22, 1997 (commencement of operations) to September 30, 2006 were $8,235, $47,205 and $239,359, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts and in the Trading Vehicle in subsequent periods.

At September 30, 2007, approximately 100% of Registrant’s net assets were allocated to commodities trading (either directly or through an investment in the Trading Vehicle). The clearing broker credits Registrant (directly or though the Trading Vehicle) with interest income earned on its accounts maintained with the clearing broker during each month.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant (directly or through the Trading Vehicle) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts, a portion of its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 5 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2007

Throughout the third quarter of 2007, subprime/credit concerns dominated the global economy with some forecasting a recession as a result. Former Fed Chairman Greenspan said the risk of inflation has increased, although he still put the odds of a recession below 50%. The crisis, or at least the paranoia surrounding it, seemed to worsen with each passing day during most of the quarter. In reaction, the US Federal Reserve (the “Fed”) cut rates in August and September. In general, pundits and economists approved of the Fed’s stance but a few saw it as highly inflationary and some a bailout of Wall Street.

On the economic data front, already dismal housing numbers only got worse during the quarter. Both housing starts and building permits fell to their lowest levels since 1995. Both existing and new home sales plunged. Inventories remained burdensome.

On the inflation front, the producer price index fell each month during the third quarter. Falling food and energy prices kept wholesale inflation in check. For the most part, producers still seem to be absorbing higher commodity costs without passing them to the consumer. The more closely watched consumer price index, the measure of a basket of consumer goods, fell slightly overall.

The most troubling economic data number released in the quarter was the August employment report that showed nonfarm payrolls contract for the first time since August of 2003. The unemployment rate held steady at 4.6%.

Volatile durable goods orders fell sharply in August after a larger gain in July. Retail sales were up during the past year, but consumer confidence numbers tended to weaken in September. However, the latest report on consumer spending showed the largest gain in two years.

Outside of the US, at the start of the quarter, both the Bank of England and the European Central Bank were forecast to raise rates. But by the end of September, the picture had changed dramatically. The Bank of England was forced to deal with the Northern Rock crisis. The European Central Bank had been seen as hawkish in their views, but the US rate cuts and some evidence of a slowing economic landscape, particularly in Germany, has some market participants looking for the maintenance of current levels. In the UK, LIBOR rose at the close of the quarter as Northern Rock borrowed more from the Bank of England and other banks were caught in something of a credit squeeze. The Bank of England engaged in unprecedented measures to add liquidity to the financial markets. LIBOR’s volatility continued into the fourth quarter.

Currencies: After mixed trading patterns, albeit with a downside bias, for much of July through mid-August, the dollar fell to record levels against the euro and British pound sterling in September. Overall, the dollar declined against 13 of the 16 major currencies in September, sending the dollar index to all-time lows. The euro’s share of global foreign exchange reserves rose to a record high in September. The euro also gained on the yen in September, after losing some ground in August. It was a rocky month for the pound to the euro, trading nearly at a 30-month low. The pound grew slightly on the dollar in September, but lower then the 25-year high set in July.

The yen ended the month lower then in previous months. A change in prime ministers as the disgraced Mr. Abe stood down had virtually no impact. Carry trade has lessened, but forecasts of its demise have proven premature. Regarding rates, the Bank of Japan held rates steady during the quarter. China saw a record trade surplus in August. The Chinese yuan continued its decline, albeit very gradual to the US dollar. High yield currencies such as the Canadian, Australian and New Zealand dollars had a strong third quarter. All of these currencies attracted fund and carry trade demand during the quarter.

Energies: Crude oil entertained the global markets with a superior quarter, especially in the latter part of September. Prices very briefly traded below $70 in early August during the period of an overall commodity selling blitz, but it was essentially straight up from there. After touching an all time high in September, crude finished the quarter with a year to date gain of just over 17%. While political tensions were quiet in the third quarter, there seemed to be an increasing undercurrent toward quarter’s end. Nigerian unrest reasserted itself after a period of comparative calm. OPEC raised production at its most recent meeting but this drew limited reaction. Global demand, not surprisingly led by China, remains extremely buoyant. Weather/tropical storm factors had a minimal impact during the month.

Abundant supply and benign weather weighed on natural gas prices for much of the third quarter, but prices staged a solid rally in September and finished the quarter lessening its year-to-date loss to just over 16%. While there were no storms, there were enough precautionary shutdowns in September to turn the market around and the surge in crude aided sentiment. The potential for a La Niña weather pattern this winter could prove supportive in the fourth quarter, as this weather pattern typically leans to cold weather in the northeast. Despite being in the height of the hurricane season, there were no lasting supply interruptions to heating oil in the quarter. Reformulated gasoline prices ended the quarter lower. A lag in price relative to crude is the key reason prices at the pump have not risen in the face of surging crude. Overall supplies have been sufficient to meet demand.

Grains: Trepidation that wheat shortages might lead to tight supplies led to continued expansion in the third quarter, with an astounding 48% increase in the price of wheat. Behind the exploding wheat prices were the ongoing crop worries in Australia, the world’s largest exporter of wheat. Market participants worry that the high prices will have a spillover effect on the prices of other crops that can be planted on wheat acreage. Soybean prices similarly increased in the third quarter, up more than 25%. In addition to the supply side support, born of reduced acreage this past season at the hands of the agri-energy darling corn, the demand side of the equation has been equally influential, as overseas buying of beans, oil, and meal has been relentless. Global cotton consumption remains robust. Regarding the supply and demand equation, the financial allure to grow the crop may tempt farmers to plant additional acreage. Corn prices also rose dramatically in the third quarter. Supply and demand fundamentals indicated that the price fears created by the ethanol-induced glut of corn acreage may have subsided. As the price of competing crops wheat and beans moved sharply higher on the back of a demand-driven/supply-uncertain rally, corn prices rallied as it suddenly became a comparatively cheap substitute, especially as a feed grain.

Indices: It was a nervous and, at times, erratic trading quarter for US and global equities surrounding the credit crisis and subprime mortgage fallout. However, the US Fed’s aggressive move on September 18 was well received and helped end the quarter on a positive note for equities, despite weakness in some areas led by financials. The Dow Jones Industrial Average, the tech-heavy NASDAQ and the S&P 500 indices all finished higher for the quarter. For the most part, the third quarter had the major European bourses following the pattern of the US but with a slight trail and most finished lower on the quarter.

Equities soared in Asia, with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during the quarter. The Nikkei ended the quarter slightly below its second quarter close, due in large part to rate concerns, carry trade issues and political shifts.

Interest Rates: September proved an eventful month for US Treasuries as speculation abounded regarding what the Federal Reserve might, or might not, do. On September 18 the Fed voted to cut both the Fed Funds rate by 50 basis points to 4.75% and the discount rate by another 50 basis points to 5.25%. After the Fed move the yield curve showed significant steepening. The European Central Bank (“ECB”) held steady at the September meeting. While ECB President Jean Claude Trichet exhibited a somewhat “hawkish” rhetoric, the bank appears to many to be on hold through year-end, a change from a month ago when a rate increase appeared most probable. Market participants believe that the Bank of England (“BOE”), forced to deal with the Northern Rock crisis, may now be set to cut rates. LIBOR saw higher yields during September as Northern Rock borrowed more from the BOE and other banks were caught in something of a quarter-ending credit squeeze. There was no change by the Bank of Japan in September.

Metals: Gold was a stellar performer during the quarter. After being subject to margin selling as related to sub prime/credit concerns, Japanese carry trades and a general flight to quality, gold resumed its role as an alternative asset with vengeance. The plunge in the US dollar against other major currencies and a pattern of lower global interest rates increased demand for the metal. Gold now appears to have returned to its traditional role as a monetary asset to go along with strong physical demand. Jewelry demand is also solid, despite high price points. Gold for December delivery finished September up over 12% year to date within the Dow Jones AIG Index.

While gold achieved 27-year highs, silver remains below its high level from earlier this year. Overall physical demand has been and continues to hold buoyant. After stumbling in August, platinum staged an impressive rally through the end of the quarter. China’s appetite for platinum has been exceptionally strong, as evidenced by the latest customs statistics. Platinum jewelry sales continue to be strong, including an over 50% increase in jewelry buying through August versus 2006 in China. Other Asian nations showed a net increase of over 15%. Labor tensions in South Africa supported both palladium and platinum prices, but the former lacked the aggressive Chinese interest and also saw minimal jewelry off-take.

Among base metals, the third quarter proved volatile for copper prices. The general commodity selling blitz in August took its toll on the red metal, but prices came back with a vengeance in September. Strong global demand, led by China, paved the way along with a series of labor disputes in Chile, Mexico and Peru. Like copper, aluminum prices fell in August, but were not able to recover in September. Year to date, aluminum prices are down over 13%. Nickel also fell in August, but managed a small reversal in September. Spot nickel demand has been buoyant, particularly from the Far East outside of Japan. Overall, global stainless steel demand has been decent. Zinc prices fell throughout the third quarter and are now down over 25% for the year to date. Lead prices ended the quarter up sharply higher as buoyant global demand has resulted in a production deficit, the sixth consecutive annual deficit. Tin prices saw an eighteen-year high in July, but ended the third quarter slightly lower.

Softs: Sugar prices were volatile during the quarter, but ended slightly higher to reduce its year-to-date loss to just under 20%. Coffee had been losing ground all year until it woke up in September and eased its year-to-date loss to just over 8%. Cocoa rallied late in the quarter. Declining US warehouse inventories have been supportive, along with reports of “black pod” disease in West Africa. The lingering threat of political unrest in the Ivory Coast persists. Cattle prices fell during the quarter. Korea rejected a third shipment of US beef due to mad-cow disease concerns. Hog prices fell to seventeen-month lows in the third quarter. The market remains dependent on strong Asian demand but China has proven to buy less than expected, making hogs a rare market in that regard.

Third Quarter 2006

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

Currencies: Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

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

Energies: The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices: The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates: The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

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

Metals: Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs: Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2007

Currencies: (-) The majority of losses were experienced in the U.S. dollar versus the Japanese yen, and the euro versus the U.S. dollar and the Japanese yen. The majority of gains were experienced in the U.S. dollar versus the Canadian dollar.

Energies: (+) The majority of gains were made in crude oil, gas oil and natural gas. The majority of losses were experienced in gasoline.

Grains: (+) The majority of gains were experienced in soybeans and wheat.

Indices: (-) The majority of losses were experienced in the DJ Stoxx 50 and the FTSE 100 indices. The majority of gains were experienced in the H Shares Index.

Interest Rates: (+) The majority of gains were experienced in Eurodollars, and U.S. 2-year, 5-year and 10-year Treasury Notes. The majority of losses were experienced in the German Bund, Bobl and Schatz, Euribor and Short Sterling.

Meats: (-) Losses were experienced in cattle and hogs,

Metals: (-) The majority of losses were experienced in copper. The majority of gains were experienced in lead.

Softs: (-) The majority of losses were experienced in coffee. The majority of gains were experienced in palm oil.

Third Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2007 was $112.96, an increase of 9.21% from the December 31, 2006 Net Asset Value per Interest of $103.43 and an increase of 1.41% from the June 30, 2007 Net Asset Value per Interest of $111.39. The Net Asset Value per Interest as of September 30, 2006 was $92.73, a decrease of 5.24% from the December 31, 2005 Net Asset Value per Interest of $97.86 and a decrease of 3.27% from the June 30, 2006 Net Asset Value per Interest of $95.86. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $185,000 and $910,000, respectively. Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $(129,000) and $19,000, respectively.

Registrant’s average net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s average net assets decreased for Third Quarter 2006 and Year-To-Date 2006 compared to Third Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions and negative trading performance.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker and the Registrant’s pro-rata allocation of interest from the Trading Vehicle at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $67,000 and $201,000, respectively, a decrease of approximately $19,000 and $110,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower average net asset levels. Interest income during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $58,000 and $118,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to the effect of redemptions and negative trading performance.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $121,000 and $373,000, respectively, a decrease of approximately $43,000 and $253,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower average net asset levels. Commissions and other transaction fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $233,000 and $743,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in average net asset levels.

Management fees are calculated on the net asset value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle during Third Quarter 2007 and Year-To-Date 2007 were approximately $10,000 and $30,000, respectively, an increase of approximately $10,000 and $30,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, due to investments in the Trading Vehicle commencing January 1, 2007. No management fees were allocated from the Trading Vehicle during Third Quarter 2006 or Year-To-Date 2006.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Third Quarter 2007 and Year-To-Date 2007 were approximately $28,000 and $154,000, respectively. Advisor profit shares during Third Quarter 2006 and Year-To-Date 2006 were $0 and approximately $3,000, respectively.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the Third Quarter 2007 and Year-To-Date 2007 were approximately $25,000 and $78,000, respectively. Operating expenses during the Third Quarter 2006 and Year-To-Date 2006 were approximately $23,000 and $93,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor and the Trading Vehicle as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisor and by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of “New High Net Trading Profits” as defined in the respective trading advisory agreements. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s and Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

KENMAR GLOBAL TRUST

By: Preferred Investment Solutions Corp., its managing owner

By:	/s/ Kenneth A. Shewer	Date:	November 13, 2007
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date:	November 13, 2007
Name:	David K. Spohr
Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)