Form 10-K
period 2007-12-31
KENMAR GLOBAL TRUST
filed 2008-03-28
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-08869

KENMAR GLOBAL TRUST

(Exact name of Registrant as specified in its charter)

Delaware	06-6429854
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Interests

(Title of class)

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☒    Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Unitholders for the year ended December 31, 2007 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

[Remainder of page intentionally left blank]

KENMAR GLOBAL TRUST

PART I

Item 1.	Business

General

Kenmar Global Trust (“Registrant” or the “Trust”), a Delaware business trust, was organized under the Delaware Statutory Trust Act on July 17, 1996. Registrant’s trustee is Wilmington Trust Company. The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the managing owner of Registrant. Preferred is required to maintain at least a 1% interest in Registrant so long as it is acting as Registrant’s managing owner.

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (7.25% at December 31, 2007) and resets monthly. Interest is payable monthly in arrears on the first business day of the month. Interest receivable from the Managing Owner on the Note as of December 31, 2007 was $10,650.

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

The Trading Advisor and the Trading Vehicle

As of December 31, 2007, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Registrant has allocated 32.32% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

Prior to January 1, 2007, pursuant to an advisory agreement (the “Graham Advisory Agreement”) among Registrant, the Managing Owner and Graham Capital Management, L.P. (“Graham”), the portion of Registrant’s net assets contributed to the Trading Vehicle were formerly managed by Graham Capital Management, L.P. (“Graham”) pursuant to its K4 Program at 150% Leverage. Registrant terminated the Graham Advisory Agreement effective December 31, 2006.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit herewith.

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

Market Conditions May Impair Profitability

The trading systems used by certain Trading Advisors are technical, trend-following methods. The profitability of trading under this system depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Commodity Futures Trading Commission (“CFTC”) and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

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

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from the Trust, which would cause the Trust to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by any Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60601.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Selected Financial Data

There is no established public trading market for the Units, nor will one develop. Rather, Unitholders may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Registrant ceased offering units as of February 28, 2006.

As of January 31, 2008 there were 231 holders of Units, including Preferred. The Trust has made no distributions since trading commenced, nor does the Trust presently intend to make any distributions in the future.

Reg. S-K Item 701(a)

During the fourth quarter of 2007, no Units were sold.

Item 6.	Selected Financial Data

The following selected financial data of the Trust has been derived from the Trust’s audited financial statements. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 7 to 15 of the Registrant’s 2007 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total revenues (including interest)	$1,806,665	$1,212,174	$51,214	$2,095,871	$3,186,804

Net income (loss)	854,689	286,637	(1,852,664)	(709,503)	284,307

Net income (loss) per weighted average Interest	16.98	3.64	(11.19)	(3.20)	1.47

Total assets	5,800,915	6,551,514	12,001,911	23,048,908	25,033,198

Net asset value per Interest	120.83	103.43	97.86	108.04	111.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s unitholders.

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

New Accounting Pronouncements

The SEC Staff Accounting Bulletin (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Managing Owner has evaluated the impact, if any, the implementation of SAB 108 may have on the Registrant’s financial statements. In the Managing Owner’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Registrant adopted SFAS 157 in the first quarter of 2008. The Managing Owner evaluated the impact adoption of SFAS 157 will have on the Registrant’s financial statements. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in the financial statements will not result in a change to the fair value of the Registrant’s investments. Approximately $229,997 or 4.29% of the Fund’s net asset value at December 31, 2007 is classified as Level 1, $4,720 or 0.09% is classified as Level 2 and $3,418,171 or 63.74% is classified as Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Registrant adopted SFAS 159 in the first quarter of 2008. The Managing Owner of the Registrant evaluated the impact adoption of SFAS 159 will have on the Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of SFAS 159 had no material effect on the Registrant financial statements.

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

Subscriptions of General Interests for the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $0, respectively. Subscriptions of Limited Interests for the years ended December 31, 2007, 2006 and 2005 were $0, $5,004 and $540,800, respectively.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for the years ended December 31, 2007, 2006 and 2005 were $1,280,287, $5,631,248 and $9,830,157, respectively. Redemptions of General Interests for the years ended December 31, 2007, 2006 and 2005 were $13,810, $47,205 and $119,069, respectively. Redemptions of Limited and General Interests from the commencement of operations, May 22, 1997, to December 31, 2007 totaled $48,265,160 and $253,169, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts and in the Trading Vehicle in subsequent periods.

At December 31, 2007, approximately 100% of Registrant’s net assets were allocated to commodities trading (either directly or through an investment in the Trading Vehicle). The clearing broker and bank credits Registrant (directly or though the Trading Vehicle) with interest income earned on its accounts maintained with the clearing broker and bank during each month.

The commodities contracts invested in directly or through the Trading Vehicle may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant (directly or through the Trading Vehicle) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts either directly or through the Trading Vehicle, a portion of its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2007, December 31, 2006 and December 31, 2005:

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

The following paragraphs present a summary of the Trust’s operations for the calendar years 2007, 2006 and 2005. It is important to note, however, that (i) the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by a Trading Advisor or will be profitable in the future and (ii) the Trading Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Trust can only be discussed in the context of the overall trading activities of the Trust, the Trading Advisors’ trading activities on behalf of the Trust as a whole and how the Trust has performed in the past.

The Year Ended December 31, 2007

The global economy endured the unfolding of the subprime credit crisis for most of 2007. August 2007 will forever be etched in the financial pantheon alongside 1998 and 1987 as defining events of their respective decades. The US economy has cooled considerably since the beginning of the year and many economists are signifying a “recessionary like” outlook at best in the coming months, not the “soft landing” that was anticipated. While the US economy proved volatile throughout the year, the rest of the world appeared to be going strong.

During 2007, single-family housing starts and permits hit sixteen-year lows as starts fell over 5% and are approximately 24% below 2006. The Home Builders Confidence Index witnessed the lowest drawdown in nineteen years. In November, UK housing prices showed their greatest monthly dive in twelve years as the subprime crisis clearly impacted non-US markets. Inflation concerns led to the Bank of England (“BOE”) to cut rates late in 2007.

In the US, the unemployment rate unexpectedly jumped to 5.0% during the fourth quarter as private sector payrolls fell, signaling the first decline in four years. For the first time since September 2003, fewer than half of the industries surveyed added jobs.

Currencies: While the US dollar managed periodic strength during December, the dollar ended 2007 with staggering losses to major rivals. The final 2007 tally saw the euro, pound and yen gaining over 10%, 6% and 2%, respectively. After witnessing a record monthly low in November, the Dollar Index ended the year over 76.5. Throughout the year, emerging nations gained greater confidence in their domestic economic strength. Many, especially in Asia, slowly abandoned the managed dollar peg.

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the European Central Bank (“ECB”) would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

The yen closed out 2007 up 2% for the year on the US dollar. Japanese economic data persisted as lackluster and those calling for a rate increase have now mostly backed away from that forecast. The yuan extended its yearlong gradual advance in December as the Peoples Bank of China continued to contract. Since abandonment of the US dollar peg in January 2005, the yuan has risen 12% to the dollar. The Canadian, Australian and New Zealand dollars posted gains on the year against the US dollar.

Energies: It was a tremendous year for the petroleum sector as crude oil prices rose more than 40% within the Dow Jones AIG Index and closed 2007 over $95. Crude briefly reached the ominous $100 level but the market failed to hold that level in initial efforts. Geopolitical events were supportive during the year, encouraging the high volatility patterns. Supply/demand fundamentals have been trending weaker and the market saw periodic selling as related to concerns surrounding slowing US and global growth. The US dollar remained a key influence and the dollar’s demise was a key factor in crude’s run. Overall demand for commodities as an asset class was supportive, particularly in the Peoples Republic of China and in India.

Reformulated gasoline soared throughout the year and topped off with a year-to-date gain of over 45% within the Dow Jones AIG Index. Heating oil performed well in 2007 and closed up 5.5% within the same index. Distillate inventories remained below the five-year average and Department of Energy inventories ran 6% under last year despite relatively moderate weather conditions.

Agriculturals: Clearly, 2007 was a superior year for commodities as evidence by stronger readings in the major indices. The 19-component Dow Jones AIG Index witnessed a yearly gain of over 11%. Commodities attracted significant interest as an alternative asset class throughout 2007. Corn closed the year at prices that have not been seen since the summer of 1996. One key fundamental factor contributing to corn’s growth, besides the evident global demand for ethanol, is the increased quality of living in developing countries such as China and India. On the production side, perhaps with the exception of soybeans, wherever crop interchangeability allows, corn will continue to steal acres from competing agricultural products.

Soybean prices finished the year over $12.50, which is second to historical highs set in June of 1973. The fundamentals for soybeans remain demand driven. China’s need for beans, bean oil and bean meal is so massive that all importation taxes and tariffs on all three have been dropped, which is a rare move. On the supply side, the battle for global acreage will hinge on the relative value of competing crops. In 2007, the wheat market realized an outstanding 87% increase in prices from 2006, setting new all time record prices. This gain is despite the historic drought in Australia, one of the world’s largest producers of the grain. On the whole, cotton improved in 2007 ending the year with over a 22% increase, at a level that has not been seen since early 2004.

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Federal Reserves (“Fed”) resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

To a lesser extent, European equities echoed the weak tone of the US during the fourth quarter. However, the German DAX showed strong gains of 22% during 2007. The CAC and FTSE scored much lower gains of 1% and 4%. The broad based Pan-European Dow Jones STOXX 600 suffered minor losses as markets outside of the big three struggled.

Equities soared in Asia with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during 2007. During the fourth quarter, volatility was rampant across Asian equities. While the Hang Seng performed extremely well, with almost a 40% gain on the year, it was a different story for Japan as the NIKKEI lost over 11%, resulting in the first decline in the past five years. Despite the International Monetary Fund lowering Japan’s growth rate in November, business investment remained expansionary and many market participants view a Japanese recession as unlikely.

Interest Rates: With inflation concerns and the global credit crisis taking center stage during the second half of the year, the Fed reacted aggressively on September 18 and cut both the Fed Funds rate by 50 basis points from 5.25% to 4.75% and the discount rate to 5.25%. After this action, the yield curve showed significant steepening. The 2 and 10 year benchmark notes ended the year lower than 2006. The Federal Reserve indicated possible future US rate hikes in the coming months. The TED spread continued to rise through November.

After a pair of rate hikes in the first half of the year, the ECB held steady at 4.00% through year-end and the euro benefited from perceptions that the ECB seems to be in a holding pattern. The BOE issued three quarter-point rate increases in the first half of 2007. Forced to deal with the Northern Rock Crisis, declines in consumer confidence, housing declines and weakness in the service sector during the second half of the year, the BOE slashed their rate by a quarter-point in December to end the year at 5.50%.

The Bank of Japan (“BOJ”) raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

Metals: Base metals had a rather difficult 2007. The dismal housing market, poor construction data in the US and UK and the sliding US dollar had a significant impact. Zinc was the worst performer among the nineteen components of the Dow Jones AIG Index, with annual losses over 43%. Aluminum and nickel witnessed steep losses over 18% and 16% within the Dow Jones AIG Index, respectively. In December, copper had a rough month but still posted an annual gain of over 4.5%.

Precious metals, on the other hand, recorded tremendous gains during 2007. Gold sky rocketed to a near twenty-eight year high and finished 2007 up over 32%. This trend was fueled by the weak dollar, soaring oil prices, subprime credit woes and several geopolitical events, including the recent developments in Pakistan. Gold saw spotty selling per the yen carry trade and other margin needs during the second half of the year. Silver traded with more volatility than gold and experienced less flight-to-safety demand and ended the year topping a 9% profit. Platinum had a positive year as Asian demand for the metal held strong.

Softs and Livestock: Citrus finished up 2007 on the rally side following forecasts of freezing temperatures in the sunshine state. However, this rally could not offset losses realized throughout the year. Sugar and coffee had a rather difficult year as well. Within the Dow Jones AIG Index sugar and coffee were down more than 14% and 6%, respectively. Following negative 2006 performance, cocoa rebounded in 2007, achieving a 17% return on the year.

2007 proved less than kind to livestock prices as both cattle and hogs suffered losses. Live cattle were down more than 6% within the Dow Jones AIG Index. Korea rejected a series of shipments of US beef on trepidation of mad-cow disease concerns. Hogs were the second worst performer within the Dow Jones AIG Index with a 30% loss.

The Year Ended December 31, 2006

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

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing and Department Store Sales. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

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

Currencies: The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

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

Energies: Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

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

Grains: While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices: U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

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

Interest Rates: As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

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

Metals: A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs: Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

The Year Ended December 31, 2005

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are presented below.

The Year Ended December 31, 2007

Currencies: (+) This sector experienced a majority of its losses in the euro, Japanese yen, Mexican peso, South African rand and Swiss franc. The majority of gains were experienced in the Australian dollar, Canadian dollar and the euro versus the Japanese yen.

Energies: (+) This sector experienced a majority of its losses in kerosene. Gains were experienced in crude oil, gas oil, gasoline, heating oil and natural gas.

Grains: (+) This sector experienced losses in corn, cotton and rice. The majority of its gains were experienced in soybean oil, wheat, soybean meal, soybeans.

Indices: (-) This sector experienced a majority of its losses in the CAC 40, FTSE 100, IBEX, Nikkei, S&P 30, and the Russell 2000 indices. The majority of gains were experienced in the DAX, Goldman Sachs Commodity, and the H Shares Indices.

Interest Rates: (+) This sector experienced a majority of its losses in 3-year and 10 year Australian Bonds, Australian Bank Bills and Eurobonds. The majority of gains were experienced in Euribor, Eurodollars, British Gilt and U.S. Treasury Notes.

Meats: (-) This sector experienced losses in feeder cattle, live cattle and live hogs.

Metals: (-) Losses were experienced in copper, aluminum, zinc, palladium and silver. Gains were experienced in gold, lead, nickel and platinum.

Softs: (+) This sector experienced losses in cocoa, coffee, orange juice and rubber. Gains were experienced in lumber, palm oil, milk and sugar.

The Year Ended December 31, 2006

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

The Year Ended December 31, 2005

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

Results of Operations

The net asset value (“NAV”) per Interest as of December 31, 2007, was $120.83, an increase of 16.82% from the December 31, 2006 NAV per Interest of $103.43, an increase of 5.7% from the December 31, 2005 NAV per Interest of $97.86 and a decrease of 9.42% from the December 31, 2004 NAV per Interest of $108.04. Past performance is not necessarily indicative of future results.

Registrant’s average net assets during the year ended December 31, 2007 was approximately $5,397,000. Registrant’s average net assets decreased by approximately $2,237,000 during 2007 as compared to 2006, decreased by approximately $8,888,000 during 2006 as compared to 2005, and decreased by approximately $6,896,000 during 2005 as compared to 2004. The decrease in average net assets during the years ended December 31, 2007, 2006 and 2005 was primarily due to the effects of redemptions.

Registrant’s trading gains (losses) before commissions were approximately $1,538,000, $824,000 and $(516,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker and the Registrant’s pro-rata allocation of interest from the Trading Vehicle at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income decreased by approximately $120,000 during 2007 as compared to 2006, decreased by approximately $179,000 during 2006 as compared to 2005, and increased by approximately $187,000 during 2005 as compared to 2004. The decrease in interest income during the years ended December 31, 2007 and 2006 was due to reduced average net asset levels. The increase in interest income during the year ending December 31, 2005 was due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $278,000 during 2007 as compared to 2006, decreased by approximately $918,000 in 2006 as compared to 2005 and decreased by approximately $650,000 during 2005 as compared to 2004. The decrease in commissions during the years ending December 31, 2007, 2006 and 2005 was primarily due to reduced average net asset levels.

Management fees are calculated on the net asset value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance, subscriptions and redemptions. Management fees allocated from the Trading Vehicle during the year ended December 31, 2007 were approximately $39,000, an increase of approximately $39,000, as compared to 2006 due to investments in the Trading Vehicle commencing January 1, 2007. No management fees were allocated from the Trading Vehicle during the years ended December 31, 2006 and 2005.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during the years ended December 31, 2007, 2006 and 2005 were approximately $267,000, $104,000 and $64,000, respectively.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the years ended December 31, 2007, 2006 and 2005 were approximately $145,000, $43,000 and $144,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor and the Trading Vehicle as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Trading Vehicle to the Trading Advisor are calculated as a fixed percentage of the Trading Vehicle’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. Management fees payable by the Registrant to the Managing Owner are calculated as a percentage of Registrant’s net asset value. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s and Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of the Registrant’s 2007 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from January 1, 2007 to March 31, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from July, 1 2007 to September 30, 2007	For the period from October 1, 2007 to December 31, 2007
Total revenues (including interest)	$(448,290)	$1,307,958	$251,681	$695,316

Total revenues (including interest) less commissions and other transaction fees	$(579,529)	$1,187,108	$130,995	$567,211

Net income (loss)	$(617,863)	$1,026,139	$68,273	$378,140

Net income (loss) per weighted average Interest	$(11.27)	$19.71	$1.41	$8.24

	For the period from January 1, 2006 to March 31, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from October 1, 2006 to December 31, 2006
Total revenues (including interest)	$242,078	$130,810	$(43,004)	$882,290

Total revenues (including interest) less commissions and other transactions fees	$(15,932)	$(73,940)	$(206,394)	$729,754

Net income (loss)	$(64,341)	$(98,095)	$(229,874)	$678,947

Net income (loss) per weighted average Interest	$(0.63)	$(1.22)	$(3.34)	$11.01

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9AT.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2007.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2007 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal controls over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2007 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

Mr. Marc S. Goodman (born 1948), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also the most recent past Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

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

Mrs. Esther Eckerling Goodman is married to Mr. Marc S. Goodman.

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

Ms. Melissa Cohn (born 1960), Managing Director and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

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

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively. Since December 2007, Mr. Coloccia has been Senior Vice President and Chief Technology Officer for all of the Kenmar Group of companies, including Preferred. Prior to joining Kenmar, Mr. Coloccia was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, Mr. Coloccia was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market.

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies—Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

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

As of January 31, 2008, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by the Registrant:

Name and Addresses of Beneficial Owner	Number and Nature of Units Owned Directly	Percentage of Class	Number and Nature of Units Owned Indirectly	Percentage of Class
Marc S. Goodman 900 King Street Suite 100 Rye Brook, New York 10573	52.832 Other Unitholder Units	Less than 1%	553.830 Managing Owner Units (*)	100%

Kenneth A. Shewer 900 King Street Suite 100 Rye Brook, New York 10573	50.252 Other Unitholder Units	Less than 1%	553.830 Managing Owner Units (*)	100%

Esther E. Goodman 900 King Street Suite 100 Rye Brook, New York 10573	0 Other Unitholder Units	Less than 1%	553.830 Managing Owner Units (**) and 52.832 Units (**)	100%

(*)	These Units are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Units are held directly or indirectly by the Beneficial Owner’s spouse. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of January 31, 2008, Preferred maintains a 1% Managing Owner Interest in the Registrant. As of January 31, 2008, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of January 31, 2008, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interests issued by the Registrant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the officers of the Managing Owner.

Reference is made to Notes 2 and 4 to the financial statements in the Registrant’s 2007 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”).

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $33,000 for 2007, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $26,000 and $58,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $7,000 and $11,000 in 2007 and 2006, respectively.

We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this Form 10-K:

2.	Exhibits.

Exhibit Number	Description of Document
3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

4.5	Form of the Privacy Notices of the Managing Owner dated January 2008 (filed herewith)

10.1	Form of Advisory Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.5	Advisory Agreement among the Managing Owner, WCM Pool LLC and Winton Capital Management Limited dated November 20, 2006 (filed herewith)

10.6	WCM Pool LLC Organization Agreement dated November 20, 2006 (filed herewith)

10.7	Administrative Service Agreement between WCM Pool LLC and Preferred Investment Solutions Corp. dated November 20, 2006 (filed herewith)

10.8	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (filed herewith)

10.9	Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (filed herewith)

13.1	Registrant’s 2007 Annual Report (with the exception of the information and data incorporated by reference in Item 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2007 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Preferred Investment Solutions Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 1, 2006

31.01	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.02	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)	Report on Form 8-K – Completion of Acquisition or Disposition of Assets; Regulation FD Disclosure; Financial Statements and Exhibits, dated August 24, 2007 (incorporate by reference)

Report on Form 8-K – Entry in a Definitive Material Agreement; Termination of a Definitive Material Agreement; Financial Statements and Exhibits, dated September 11, 2007 (incorporate by reference)

Report on Form 8-K – Changes in Registrant’s Certifying Accountant; Financial Statements and Exhibits, dated September 18, 2007(incorporated by reference)

Report on Form 8-K – Entry in a Definitive Material Agreement; Financial Statements and Exhibits, dated September 24, 2007 (incorporate by reference)

Report on Form 8-K – Changes in Registrant’s Certifying Accountant, dated October 17, 2007 (incorporated by reference)

KENMAR GLOBAL TRUST

ANNUAL REPORT

December 31, 2007

KENMAR GLOBAL TRUST

The financial statements are comprised of Section I, containing the financial statements of Kenmar Global Trust as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, and Section II, containing the financial statements of WCM Pool LLC as of December 31, 2007 and for the year ended December 31, 2007.

SECTION I

PAGES
Report of Independent Registered Public Accounting Firm – Eisner LLP	1

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

Financial Statements

Statements of Financial Condition	3

Condensed Schedules of Investments	4

Statements of Operations	5

Statements of Changes in Unitholders’ Capital (Net Asset Value)	6

Notes to Financial Statements	7 –15

SECTION II

Financial statements of WCM Pool LLC as of

December 31, 2007 and for the year ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Kenmar Global Trust

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Kenmar Global Trust (the “Trust”) as of December 31, 2007, and the related statements of operations and changes in unitholders’ capital and financial highlights for the year ended December 31, 2007. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of the Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust at December 31, 2007, and the results of its operations and changes in unitholders’ capital and financial highlights for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Kenmar Global Trust

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Kenmar Global Trust (the “Trust”) as of December 31, 2006, and the related statements of operations and changes in unitholders’ capital for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust at December 31, 2006, and the results of its operations and changes in unitholders’ capital for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$1,490,394	$3,753,024
Unrealized gain on open futures contracts	229,997	373,730

Deposits with brokers	1,720,391	4,126,754
Cash and cash equivalents	640,984	2,385,984
Investment in WCM Pool LLC, at net asset value, (32.32 % and 0.00% of net asset value, respectively)	1,732,978	0
Unrealized gain on open forward currency contracts	4,720	25,562
Note receivable, managing owner	1,685,193	0
Interest receivable	16,649	13,214

Total assets	$5,800,915	$6,551,514

LIABILITIES
Cash due broker	$0	$70,173
Accounts payable and other	19,021	31,579
Managing Owner brokerage commissions	82,241	50,925
Advisor profit shares	97,970	100,548
Redemptions payable	239,221	496,419

Total liabilities	438,453	749,644

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 553.8301 and 703.8301 units outstanding at December 31, 2007 and 2006, respectively	66,917	72,800
Other Unitholders – 43,828.1911 and 55,388.4028 units outstanding at December 31, 2007 and 2006, respectively	5,295,545	5,729,070

Total unitholders’ capital (Net Asset Value)	5,362,462	5,801,870

Total liabilities and unitholders’ capital	$5,800,915	$6,551,514

Net Asset Value per Unit
2007	December 31, 2006	2005
$120.83	$103.43	$97.86

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2007 and 2006

	2007		2006
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS

Description

Commodities	1.74%	$93,117	0.31%	$18,112
Currency	(0.53)%	(28,628)	1.16%	67,378
Energy	1.51%	81,393	0.00%	0
Interest rates	0.53%	28,633	(1.19)%	(69,256)
Metals	(2.07)%	(110,883)	1.48%	85,827
Stock index	0.12%	6,264	0.88%	50,974

Unrealized gain on open long futures contracts	1.30%	$69,896	2.64%	$153,035

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	0.03%	$1,438	(0.03)%	$(1,806)
Currency	(0.44)%	(23,570)	1.00%	57,910
Energy	0.11%	6,090	1.86%	107,924
Interest rates	0.59%	31,859	1.70%	99,070
Metals	2.74%	146,307	(0.81)%	(46,890)
Stock index	(0.04)%	(2,023)	0.08%	4,487

Unrealized gain on open short futures contracts	2.99%	$160,101	3.80%	$220,695

Unrealized gain on open futures contracts	4.29%	$229,997	6.44%	$373,730

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	(0.07)%	$(3,915)	0.53%	$30,744
Short forward currency contracts	0.16%	8,635	(0.09)%	(5,182)

Unrealized gain on open forward currency contracts	0.09%	$4,720	0.44%	$25,562

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$1,435,267	$573,502	$(415,817)
Change in unrealized	(164,575)	250,503	(100,552)
Brokerage commissions	(43,168)	(65,435)	(156,815)

Net gain (loss) from trading	1,227,524	758,570	(673,184)

NET INVESTMENT LOSS
INCOME
Interest income	192,282	388,169	567,583

EXPENSES
Managing Owner brokerage commissions	449,909	713,251	1,539,835
Advisor profit shares	223,383	103,991	63,699
Operating expenses	135,644	42,860	143,529

Total expenses	808,936	860,102	1,747,063

Net investment loss	(616,654)	(471,933)	(1,179,480)

NET INCOME (LOSS) FROM TRUST OPERATIONS	610,870	286,637	(1,852,664)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	208,212	0	0
Change in unrealized	59,180	0	0
Interest income	76,299	0	0

Total revenues	343,691	0	0

EXPENSES
Brokerage commissions	7,803	0	0
Management fee	39,147	0	0
Advisor profit shares	43,943	0	0
Operating expenses	8,979	0	0

Total expenses	99,872	0	0

NET INCOME ALLOCATED FROM WCM POOL LLC	243,819	0	0

NET INCOME (LOSS)	$854,689	$286,637	$(1,852,664)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL UNIT
Net income (loss) per weighted average Limited and General Unit	$16.98	$3.64	$(11.19)

Weighted average number of Limited and General Units outstanding	$50,332	$78,664	$165,574

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2007, 2006 and 2005

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Unitholders’ capital at December 31, 2004	209,558.1340	$260,285	$22,380,314	$22,640,599
Additions	5,484.3131	0	540,800	540,800
Offering costs	0.0000	(2,345)	(188,482)	(190,827)
Redemptions	(100,706.3158)	(119,069)	(9,830,157)	(9,949,226)
Net loss for the year ended December 31, 2005	0.0000	(22,045)	(1,830,619)	(1,852,664)

Unitholders’ capital at December 31, 2005	114,336.1313	116,826	11,071,856	11,188,682
Additions	50.6763	0	5,004	5,004
Redemptions	(58,294.5567)	(47,205)	(5,631,248)	(5,678,453)
Net income for the year ended December 31, 2006	0.0000	3,179	283,458	286,637

Unitholders’ capital at December 31, 2006	56,092.2509	72,800	5,729,070	5,801,870
Redemptions	(11,710.2297)	(13,810)	(1,280,287)	(1,294,097)
Net income for the year ended December 31, 2007	0.0000	7,927	846,762	854,689

Unitholders’ capital at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets. A portion of the Fund’s assets are managed by Transtrend B.V. (“Transtrend”) as a managed account via their Diversified Trend Program.

Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Fund, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Fund, DFF, FST and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts.

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

As a registrant with the Securities and Exchange Commission (“SEC”), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Fund trades.

C.	Basis of Accounting

The financial statements of the Fund are prepared in accordance with accounting principles generally accepted in the United States of America. Such principles require Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers, reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees and are charged to expense when contracts are opened.

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

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund is allocated its pro-rata share of interest from the Company effective January 1, 2007.

The SEC Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred, as Managing Owner of the Fund, has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006 that would require a cumulative effect adjustment to the financial statements.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Fund has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FIN 48 on the Fund’s financial statements. In Preferred’s opinion, FIN 48 had no material impact on the Fund, as the Fund’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Fund adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Owner of the Fund, evaluated the impact adoption of SFAS 157 will have on the Fund’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements will not result in a change to the fair value of the Fund’s investments. Approximately $229,997 or 4.29% of the Fund’s net asset value at December 31, 2007 is classified as Level 1, $4,720 or 0.09% is classified as Level 2 and $3,418,171 or 63.74% is classified as Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Fund adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Owner of the Fund, evaluated the impact adoption of SFAS 159 will have on the Fund’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 had no material effect on the Fund financial statements.

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

F.	Profit and Loss Allocations

Net income or loss for both financial and tax reporting purposes is allocated monthly to all unitholders on a pro rata basis on each unitholder’s number of Units outstanding during the month.

G.	Offering Costs

Offering costs are borne by the Fund and are charged directly to unitholders’ capital as incurred.

H.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently in the caption Realized on the statements of operations.

I.	Interest Income

Interest income is recorded on an accrual basis.

Note 2.	MANAGING OWNER

The Managing Owner of the Fund is Preferred Investment Solutions Corp., which conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At December 31, 2007, the Managing Owner has a net worth in excess of $1,000,000 and a capital account in excess of 1% of the total capital accounts of the Fund.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s consulting trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund as well as management fees allocated from the Company. Excluded from the Managing Owner broker commissions are the trading advisor or Company incentive fee payments.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	MANAGING OWNER (CONTINUED)

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fee was earned by the Managing Owner during 2007, 2006 and 2005.

Note 3.	COMMODITY TRADING ADVISOR

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the twelve months ended December 31, 2007, 2006 and 2005, incentive fees earned by various commodity trading advisors totaled $267,326, $103,991 and $63,699, respectively, of which $97,970 and $100,548 was payable at December 31, 2007 and 2006, respectively.

Note 4.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	2007	2006	2005
Commissions	$449,909	$713,251	$1,539,835
General and administrative	30,220	18,654	0

	$480,129	$731,905	$1,539,835

Expenses payable to the Managing Owner and its affiliates as of December 31, 2007 and 2006 were $71,935 and $55,145, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (7.25% at December 31, 2007) and resets monthly. Interest is payable monthly in arrears on the first business day of the month.

Interest receivable from the Managing Owner on the Note as of December 31, 2007 was $ 10,650.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.	RELATED PARTIES (CONTINUED)

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

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 8.60% of the net asset value of the Company at December 31, 2007. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Income	Redemptions	Net Asset Value December 31, 2007
WCM Pool LLC	$0	$2,143,975	$243,819	$(654,816)	$1,732,978

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner. As of February 28, 2006, the Managing Owner suspended additional contributions to the Fund. The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $0, $71 and $8,024 during 2007, 2006 and 2005, respectively.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2007 and 2006, such segregated assets totaled $1,516,901 and $5,223,013, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $203,490 and $858,541 at December 31, 2007 and 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2007, all of the Fund’s open futures contracts mature within 27 months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005. This information has been derived from information presented in the financial statements.

	2007	2006	2005
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net asset value per Unit at beginning of year	$103.43	$97.86	$108.04

Income (loss) from operations:
Gain (loss) from trading(1), (3)	30.98	12.40	(1.91)
Net investment loss(1), (3)	(13.58)	(6.83)	(7.12)

Total income (loss) from operations	17.40	5.57	(9.03)
Offering costs(1)	0.00	0.00	(1.15)

Net asset value per Unit at end of year	$120.83	$103.43	$97.86

Total Return	16.82%	5.70%	(9.42)%

Supplemental Data
Ratios to average net asset value: (3)
Expenses prior to advisor profit shares(2)	12.68%	10.76%	10.51%
Advisor profit shares	4.95%	1.36%	0.40%

Total expenses	17.63%	12.12%	10.91%

Net investment loss	(12.66)%	(7.04)%	(7.37)%

Total returns are calculated based on the change in value of a Unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment loss per unit and offering costs per Unit are calculated by dividing the net investment loss and offering costs by the average number of Units outstanding during the year. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Excludes advisor profit shares.
(3)	Includes the Fund’s proportionate share of income and expenses of WCM Pool LLC for the year ended December 31, 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

December 31, 2007

WCM POOL LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member and Limited Owners of

WCM Pool LLC

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of WCM Pool LLC (the “Company”) as of December 31, 2007, and the related statements of operations and changes in members’ capital (net asset value) and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WCM Pool LLC at December 31, 2007, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 27, 2008

WCM POOL LLC

STATEMENT OF FINANCIAL CONDITION

December 31, 2007

ASSETS
Cash	$20,525,950
Interest receivable	47,642
Net unrealized gain on open contracts	434,983

Total assets	$21,008,575

LIABILITIES
Accrued expenses	$33,955
Management fee payable	70,084
Incentive fee payable	174,235
Redemptions payable	580,258

Total liabilities	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,165,178
Member DFT I	11,055,308
Member KGT	1,732,978
Member FST	4,196,579

Total members’ capital
(Net Asset Value)	20,150,043

Total liabilities and members’ capital	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2007

	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Futures contracts purchased:
Commodities	1.82%	$367,154
Currencies	(0.24)%	(49,036)
Interest rates	0.57%	115,021
Stock indices	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.24%	450,302

Futures contracts sold:
Commodities	(0.01)%	(1,873)
Currencies	(0.05)%	(9,014)
Interest rates	(0.04)%	(8,288)
Stock indicies	0.02%	3,856

Net unrealized loss on futures contracts sold	(0.08)%	(15,319)

Net unrealized gain on futures contracts	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

REVENUES
Realized	$2,899,882
Change in unrealized	434,983
Interest income	804,211

Total revenues	4,139,076

EXPENSES
Brokerage commissions	79,343
Management fee	414,865
Incentive fee	562,491
Operating expenses	101,748

Total expenses	1,158,447

NET INCOME	$2,980,629

See accompanying notes.

WCM POOL LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Year Ended December 31, 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,165	12,966,087	2,143,975	5,002,950	23,749,177
Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	(6,579,763)
Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	2,980,629

Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Member”) is the Managing Member of the Company. The Company currently consists of four members: Diversified Futures Fund L.P. (“Member DFF LP”), Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Preferred is also the Managing Owner or General Partner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Member of the Company has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Member of the Company, evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 will have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its fair value, approximately $434,983 or 2.16% of the Company’s members’ capital at December 31, 2007 is classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 159 will have on the Company’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 had no material effect on the Company’s financial statements.

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the statement of operations currently under the caption Realized.

E.	Interest Income

Interest income is recorded on an accrual basis.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the year ended December 31, 2007, the Trading Advisor earned incentive fees of $562,491, of which $174,235 remains payable at December 31, 2007.

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

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counter parties to perform under the terms of the Company’s investment activities (credit risk).

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2007, such segregated assets totaled $17,941,562. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $48,961 at December 31, 2007. There are no segregation requirements for assets related to forward trading.

As of December 31, 2007, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the year ended December 31, 2007. This information has been derived from information presented in the financial statements.

	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return(4)
Total return before incentive fee	15.84%	15.84%	15.84%	26.12	%(1)
Incentive fee	(2.43)%	(2.42)%	(2.51)%	(4.92	)%(1)

Total return after incentive fee	13.41%	13.42%	13.33%	21.20	%(1)

Ratios to average net asset values:
Expenses prior to incentive fee	2.93%	2.92%	2.92%	2.97	%(2)
Incentive fee	2.21%	2.18%	2.30%	4.26	%(1)

Total expenses and incentive fee	5.14%	5.10%	5.22%	7.23%

Net investment income(3)	1.00%	1.01%	1.07%	1.05	%(2)

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By: /s/ David K. Spohr	Date:	March 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2008.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date:	March 28, 2008
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date:	March 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2007 was $1.14.

The Trust’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Unitholders without charge upon written request to:

Kenmar Global Trust I

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573