Form 10-Q
period 2008-06-30
KENMAR GLOBAL TRUST
filed 2008-08-13
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

June 30, 2008

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$2,430,932	$1,490,394
Unrealized gain on open futures contracts, net	356,483	229,997

Total equity in broker trading accounts	2,787,415	1,720,391

Cash and cash equivalents	1,464,536	640,984
Investment in WCM Pool LLC, at fair value (23.66% and 32.32% of net asset value, respectively)	1,408,290	1,732,978
Unrealized gain on open forward currency contracts, net	1,497	4,720
Note receivable, Managing Owner, net of amounts due to Managing Owner at June 30, 2008	534,828	1,685,193
Interest receivable	3,689	16,649
Redemptions receivable from WCM Pool LLC	51,177	0

Total assets	$6,251,432	$5,800,915

LIABILITIES
Accounts payable and other	$29,534	$19,021
Due to broker	96,933	0
Managing Owner brokerage commissions and other transaction fees payable	7,545	82,241
Advisor profit shares	114,520	97,970
Redemptions payable	51,121	239,221

Total liabilities	299,653	438,453

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 473.8301 and 553.8301 units outstanding at June 30, 2008 and December 31, 2007, respectively	66,223	66,917
Other Unitholders – 42,111.7442 and 43,828.1911 units outstanding at June 30, 2008 and December 31, 2007, respectively	5,885,556	5,295,545

Total unitholders’ capital
(Net Asset Value)	5,951,779	5,362,462

	$6,251,432	$5,800,915

Net Asset Value per Other Unitholders and Managing Owner Unit

June 30, 2008	December 31, 2007
$139.76	$120.83

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008		December 31, 2007
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS

Description

Commodities	$85,601	1.44%	$93,117	1.74%
Currency	40,853	0.69%	(28,628)	(0.53)%
Energy	63,474	1.07%	81,393	1.51%
Interest rate	13,267	0.22%	28,633	0.53%
Metals	(4,778)	(0.08)%	(110,883)	(2.07)%
Stock index	(5,281)	(0.09)%	6,264	0.12%

Unrealized gain on open long futures contracts	$193,136	3.25%	$69,896	1.30%

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	$(9,928)	(0.17)%	$1,438	0.03%
Currency	10,705	0.18%	(23,570)	(0.44)%
Energy	0	0.00%	6,090	0.11%
Interest rate	862	0.01%	31,859	0.59%
Metals	99,233	1.67%	146,307	2.74%
Stock index	62,475	1.05%	(2,023)	(0.04)%

Unrealized gain on open short futures contracts	$163,347	2.74%	$160,101	2.99%

Unrealized gain on open futures contracts, net	$356,483	5.99%	$229,997	4.29%

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	$(1,508)	(0.02)%	$(3,915)	(0.07)%
Short forward currency contracts	3,005	0.05%	8,635	0.16%

Unrealized gain on open forward currency contracts, net	$1,497	0.03%	$4,720	0.09%

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NET INCOME FROM TRUST OPERATIONS TRADING GAINS (LOSSES)
Realized	$407,623	$744,534	$926,731	$680,862
Change in unrealized	214,278	232,775	123,263	(54,418)
Brokerage commissions	(6,661)	0	(13,705)	0

Net gain from trading	615,240	977,309	1,036,289	626,444

NET INVESTMENT LOSS
Income
Interest income	33,115	40,408	74,074	92,941

Expenses
Managing Owner brokerage commissions	129,977	118,932	247,907	246,475
Managing Owner incentive fees	7,169	0	7,169	0
Advisor profit shares	114,519	110,513	190,948	110,704
Operating expenses	36,782	24,117	80,514	51,731

Total expenses	288,447	253,562	526,538	408,910

Net investment loss	(255,332)	(213,154)	(452,464)	(315,969)

NET INCOME FROM TRUST OPERATIONS	359,908	764,155	583,825	310,475

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	29,193	245,796	269,744	35,713
Change in unrealized	65,455	22,696	36,509	63,397
Interest income	5,222	21,749	12,862	41,173

Total revenues	99,870	290,241	319,115	140,283

EXPENSES
Broker commissions	625	1,918	1,493	5,614
Management fees	7,662	10,436	16,249	20,104
Advisor profit shares	16,812	15,019	56,592	15,019
Operating expenses	3,032	884	6,284	1,745

Total expenses	28,131	28,257	80,618	42,482

NET INCOME ALLOCATED FROM WCM POOL LLC	71,739	261,984	238,497	97,801

NET INCOME	$431,647	$1,026,139	$822,322	$408,276

NET INCOME PER WEIGHTED AVERAGE
OTHER UNITHOLDERS AND MANAGING OWNER UNIT
Net income per weighted average Other Unitholders and Managing Owner Unit	$10.04	$19.71	$18.94	$7.65

Weighted average number of Other Unitholders and Managing Owner Units outstanding	43,014	52,065	43,413	53,363

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Six Months Ended June 30, 2008

Balances at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462
Redemptions	(1,796.4469)	(10,380)	(222,625)	(233,005)
Net income for the six months ended June 30, 2008		9,686	812,636	822,322

Balances at June 30, 2008	42,585.5743	$66,223	$5,885,556	$5,951,779

Six Months Ended June 30, 2007

Balances at December 31, 2006	56,092.2509	$72,800	$5,729,070	$5,801,870
Redemptions	(6,798.6435)	(13,810)	(705,597)	(719,407)
Net income for the six months ended June 30, 2007		2,701	405,575	408,276

Balances at June 30, 2007	49,293.6074	$61,691	$5,429,048	$5,490,739

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in unitholders’ capital for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations for the three months and six months ended June 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statements of operations, include exchange and other trading fees, and are charged to expense when contracts are opened.

Through June 23, 2008, the note receivable was valued at the higher of the original face amount or the value of the underlying collateral.

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening unitholders’ capital balance. In connection with the adoption of FIN 48, the Fund has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred as Managing Owner of the Fund evaluated the impact of adopting FIN 48 on the Fund’s financial statements. The adoption of FIN 48 had no material impact on the Fund, as the Fund’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Fund adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Fund’s investments. Approximately $356,483 or 20.18% of the Fund’s investments at June 30, 2008 are classified as Level 1, $1,497 or 0.08% are classified as Level 2 and $1,408,290 or 79.74% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $229,997 or 6.30% of the Fund’s investments at December 31, 2007 are classified as Level 1, $4,720 or 0.13% are classified as Level 2 and $3,418,171 or 93.57% are classified as Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total

Assets:
Unrealized gain on open futures contracts, net	$356,483	$0	$0	$356,483
Unrealized gain on open forward currency contracts, net	$0	$1,497	$0	$1,497
Investment in WCM Pool LLC	$0	$0	$1,408,290	$1,408,290

December 31, 2007	Level 1	Level 2	Level 3	Total

Assets:
Unrealized gain on open futures contracts, net	$229,997	$0	$0	$229,997
Unrealized gain on open forward currency contracts, net	$0	$4,720	$0	$4,720
Investment in WCM Pool LLC	$0	$0	$1,732,978	$1,732,978
Note receivable, Managing Owner	$0	$0	$1,685,193	$1,685,193

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

For the Fund’s investment in the Company, a table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of these financial statements. Changes in the Level 3 fair value category for the note receivable, Managing Owner result from a settlement of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero (see Note 3). Of the $238,497 and $97,801 of income for the six months ended June 30, 2008 and 2007, respectively, reported as Level 3 investments in Note 5, $36,509 and $63,397, respectively, represent a change in unrealized gain allocated from the Company on the Fund’s statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Fund adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Fund’s financial statements, as the Fund did not elect the fair value option for any eligible financial assets or liabilities.

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

Preferred, as Managing Owner, conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At June 30, 2008, the Managing Owner has a net worth in excess of $1,000,000 and a capital account in excess of 1% of the total capital accounts of the Fund.

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

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. Incentive fees of $7,169 and $0 were earned by the Managing Owner during the six months ended June 30, 2008 and 2007, respectively, of which $7,169 was payable at June 30, 2008.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commissions	$129,977	$120,850	$247,907	$252,089
General and administrative	8,523	6,450	18,206	12,720

	$138,500	$127,300	$266,113	$264,809

Expenses payable to the Managing Owner and its affiliates (which are included in Managing Owner brokerage commissions and accounts payable and other) as of June 30, 2008 and December 31, 2007 were $43,196 and $71,935, respectively. As of June 30, 2008, the $43,196 of brokerage commissions payable by the Managing Owner and accounts payable were offset to the note receivable, Managing Owner.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (5.00% at June 30, 2008) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

On June 23, 2008, the Managing Owner sold the Asset to an unrelated third party and applied the proceeds of the sale of the Asset to pay down a portion of the Note. As part of that transaction, the Fund and the Managing Owner entered into a Release and Setoff Agreement whereby (i) the Fund released its security interest in the Asset and any appreciation and (ii) the Managing Owner agreed that in the event the Fund demands payment of all amounts outstanding under the Note and the Managing Owner fails to pay such amount, the Fund shall have the right to set off such amount outstanding under the Note against any and all amounts due and owing then and in the future to the Managing Owner by the Fund under the Fund’s Trust Agreement, including, without limitation, the Incentive Fee (as defined in the Trust Agreement) and the net portion of any brokerage commissions after payment of related expenses until all amounts outstanding under the Note are paid in full and all other obligations have been paid or discharged.

Through June 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the June 30, 2008 statement of financial condition, net of amounts due to the Managing Owner. There was no interest receivable from the Managing Owner on the Note as of June 30, 2008.

Any portion of the principal amount, which is not demanded by the Fund prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Fund and the Managing Owner agree to an extension of the Note.

As a result of the right of offset granted under the Release and Setoff Agreement, the note receivable, Managing Owner balance of $585,193 was offset by $8,523 from accounts payable, $34,673 of brokerage commissions payable to the Managing Owner and $7,169 of incentive fees payable to the Managing Owner.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the six months ended June 30, 2008 and 2007, incentive fees earned by various commodity trading advisors totaled $247,540 and $125,723, respectively, of which $114,520 was payable at June 30, 2008.

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 6.80% and 8.60% of the net asset value of the Company at June 30, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Income*	Redemptions	Net Asset Value June 30, 2008
WCM Pool LLC	$1,732,978	$0	$238,497	$(563,185)	$1,408,290

	Net Asset Value December 31, 2006	Investments	Income*	Redemptions	Net Asset Value June 30, 2007
WCM Pool LLC	$0	$2,143,975	$97,801	$(227,861)	$2,013,915

* Included in earnings

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units of Beneficial Interest are made by subscription agreement, subject to acceptance by the Managing Owner. As of February 28, 2006, the Managing Owner suspended additional contributions to the Fund. The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. The Managing Owner has not made and does not presently intend to make any distributions.

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

Credit Risk (Continued)

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $2,324,597 and $1,516,901, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $462,818 and $203,490 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2008, all of the Fund’s open futures contracts mature within thirty months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$129.74		$92.07		$120.83		$103.43

Income from operations:
Gain from trading(1)	16.64	(5)	23.54	(5)	31.23	(5)	13.91	(5)
Net investment loss(1), (6), (7)	(6.62	)(5)	(4.22	)(5)	(12.30	)(5)	(5.95	)(5)

Total income from operations	10.02		19.32		18.93		7.96

Net asset value per Unit at end of period	$139.76		$111.39		$139.76		$111.39

Total Return(2)	7.72%		20.98%		15.67%		7.70%

Supplemental Data

Ratios to average net asset value:
Expenses prior to incentive fees(3), (6)	12.87	%(5)	11.77	%(5)	13.06	%(5)	11.95	%(5)
Incentive fees(2), (6)	2.41	%(5)	2.36	%(5)	4.54	%(5)	2.31	%(5)

Total expenses	15.28	%(5)	14.13	%(5)	17.60	%(5)	14.26	%(5)

Net investment loss(3), (4)	(10.20	)%(5)	(7.09	)%(5)	(9.96	)%(5)	(7.03	)%(5)

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

(2)      Not annualized

(3)      Annualized

(4)      Represents interest income less total expenses (exclusive of incentive fees).

(5)      Includes the Fund’s proportionate share of income and expenses from WCM Pool LLC.

(6)      Incentive fees include advisor profit shares and Managing Owner incentive fees.

(7)      Represents interest income less total expenses (inclusive of incentive fees).

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$20,522,091	$20,525,950
Interest receivable	27,910	47,642
Net unrealized gain on open contracts	850,734	434,983

Total assets	$21,400,735	$21,008,575

LIABILITIES
Accrued expenses	$56,663	$33,955
Management fees payable	35,816	70,084
Incentive fees payable	237,702	174,235
Redemptions payable	365,745	580,258

Total liabilities	695,926	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,312,092	3,165,178
Member DFT I	11,952,568	11,055,308
Member KGT	1,408,290	1,732,978
Member FST	4,031,859	4,196,579

Total members’ capital (Net Asset Value)	20,704,809	20,150,043

Total liabilities and members’ capital	$21,400,735	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.57%	$324,420	1.82%	$367,154
Currencies	0.52%	108,579	(0.24)%	(49,036)
Interest rates	0.11%	23,692	0.57%	115,021
Stock indicies	(0.05)%	(10,867)	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.15%	445,824	2.24%	450,302

Futures contracts sold:
Commodities	0.03%	6,933	(0.01)%	(1,873)
Currencies	0.06%	11,908	(0.05)%	(9,014)
Interest rates	0.69%	141,478	(0.04)%	(8,288)
Stock indicies	1.18%	244,591	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	1.96%	404,910	(0.08)%	(15,319)

Net unrealized gain on open contracts	4.11%	$850,734	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Realized	$420,831	$2,746,110	$3,552,998	$877,449
Change in unrealized	922,093	206,110	415,751	539,361
Interest income	72,590	240,884	167,146	418,310

Total revenues	1,415,514	3,193,104	4,135,895	1,835,120

EXPENSES
Brokerage commissions	8,663	21,329	19,678	55,311
Management fees	106,155	115,641	214,786	204,152
Incentive fees	237,702	238,634	730,712	238,634
Operating expenses	42,003	9,793	83,134	17,673

Total expenses	394,523	385,397	1,048,310	515,770

NET INCOME	$1,020,991	$2,807,707	$3,087,585	$1,319,350

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)
Net income for the six months ended June 30, 2008	490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008	$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

Six months ended June 30, 2007
Balances at December 31, 2006	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Redemptions	(483,718)	(2,121,891)	(227,861)	(830,266)	(3,663,736)
Net income for the six months ended June 30, 2007	153,007	535,455	97,801	533,087	1,319,350

Balances at June 30, 2007	$3,305,453	$11,379,651	$2,013,915	$4,705,771	$21,404,790

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, and the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in members’ capital (net asset value) for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations for the three months and six months ended June 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member KGT’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 did have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its net unrealized gain, approximately $850,734 or 100.00% of the Company’s investments at June 30, 2008 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, approximately $434,983 or 100.00% of the Company’s investments at December 31, 2007 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$850,734	$0	$0	$850,734

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$434,983	$0	$0	$434,983

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

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

The Company accrues and pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company accrues monthly and pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2008 and 2007, the Trading Advisor earned incentive fees of $730,712 and $238,634, respectively, of which $237,702 remains payable at June 30, 2008.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $16,862,096 and $17,941,562, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $321,843 and $48,961 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member	Member	Member	Member	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	DFF LP	DFT I	KGT	FST
Total return(1),(4)

Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:

Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2),(3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2007 (Unaudited)				Six Months Ended June 30, 2007 (Unaudited)
	Member	Member	Member	Member	Member	Member	Member	Member
	DFF LP	DFT I	KGT	FST	DFF LP	DFT I	KGT	FST
Total return(1),(4)

Total return before incentive fees	14.54%	14.54%	14.54%	14.65%	5.31%	5.31%	5.31%	14.65%
Incentive fees	(0.75)%	(0.73)%	(0.82)%	(2.79)%	(0.63)%	(0.62)%	(0.70)%	(2.79)%

Total return after incentive fees	13.79%	13.81%	13.72%	11.86%	4.68%	4.69%	4.61%	11.86%

Ratios to average net asset values:

Expenses prior to incentive fees(2)	2.67%	2.69%	2.65%	2.73%	2.76%	2.77%	2.76%	2.73%
Incentive fees(1)	0.69%	0.68%	0.75%	2.60%	0.66%	0.65%	0.76%	2.60%

Total expenses and incentive fees	3.36%	3.37%	3.40%	5.33%	3.42%	3.42%	3.52%	5.33%

Net investment income(2), (3)	1.72%	1.73%	1.71%	1.75%	1.36%	1.36%	1.38%	1.75%

Total returns are calculated based on the change in value of members’ capital during the period. An individual member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
(1) Not annualized. (2) Annualized. (3) Represents interest income less total expenses (exclusive of incentive fees). (4) Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (5.00% at June 30, 2008) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

On June 23, 2008, the Managing Owner sold the Asset to an unrelated third party and applied the proceeds of the sale of the Asset to pay down a portion of the Note. As part of that transaction, the Registrant and the Managing Owner entered into a Release and Setoff Agreement whereby (i) the Registrant released its security interest in the Asset and any appreciation and (ii) the Managing Owner agreed that in the event the Registrant demands payment of all amounts outstanding under the Note and the Managing Owner fails to pay such amount, the Registrant shall have the right to set off such amount outstanding under the Note against any and all amounts due and owing then and in the future to the Managing Owner by the Registrant under the Registrant’s Trust Agreement, including, without limitation, the incentive fee (as defined in the Trust Agreement) and the net portion of any brokerage commissions after payment of related expenses until all amounts outstanding under the Note are paid in full and all other obligations have been paid or discharged.

Through June 30, 2008, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s June 30, 2008 statement of financial condition, net of amounts due to the Managing Owner. There was no interest receivable from the Managing Owner on the Note as of June 30, 2008.

Any portion of the principal amount, which is not demanded by the Registrant prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Registrant and the Managing Owner agree to an extension of the Note.

As a result of the right of offset granted under the Release and Setoff Agreement, the Registrant’s note receivable, Managing Owner balance of $585,193 was offset by $8,523 from accounts payable, $34,673 of brokerage commissions payable to the Managing Owner and $7,169 of incentive fees payable to the Managing Owner.

The Trading Advisor and the Trading Vehicle

As of June 30, 2008, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 23.66% of its net asset value to the Trading Advisor as of June 30, 2008. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

Registrant adopted SFAS 157 in the first quarter of 2008. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements did not result in a change to the fair value of Registrant’s investments. Approximately $356,483 or 20.18% of the Registrant’s investments at June 30, 2008 are classified as Level 1, $1,497 or 0.08% are classified as Level 2 and $1,408,290 or 79.74% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $229,997 or 6.30% of the Registrant’s investments at December 31, 2007 are classified as Level 1, $4,720 or 0.13% are classified as Level 2 and $3,418,171 or 93.57% are classified as Level 3 using the fair value hierarchy of SFAS 157. Changes in the Level 3 fair value category for the note receivable, Managing Owner result from a settlement of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero. For the Registrant’s investment in the Trading Vehicle, a table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements. Of the $238,497 and $97,801 of income for the six months ended June 30, 2008 and 2007, respectively, reported as Level 3 investments in Note 5, $36,509 and $63,397, respectively, represent a change in unrealized gain allocated from the Trading Vehicle on the Registrant’s statements of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on May 22, 1997. Contributions were raised through the initial and continuous offering of other Unitholder units (“Limited Interests”) and Managing Owner units (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through February 28, 2006. The continuous offering period ended on February 28, 2006.

For Second Quarter 2008, the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”), the period April 1, 2007 to June 30, 2007 (“Second Quarter 2007”) and the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests and General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $95,787 and $222,625, respectively. Redemptions of Limited Interests for Second Quarter 2007 and Year-To-Date 2007 were $517,240 and $705,597, respectively.

Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $0 and $10,380, respectively. Redemptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $0 and $13,810, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2008, 100% of Registrant’s net assets were allocated to commodities trading (either directly or through its investment in the Trading Vehicle). A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Australian dollar, British pound, Polish zloty, Mexican peso and Turkish lira. The majority of losses were experienced in the Canadian dollar, South African rand and Swiss franc.

Energies: (+) This sector experienced a majority of its gains in brent crude, crude oil, gas oil, gasoline, heating oil, natural gas and kerosene. There were no overall sector losses for the quarter.

Grains: (+) This sector experienced gains in corn, soybeans, soybean meal, bean oil, and yellow maize. The losses were attributed to positions in barley, rapeseed, wheat and cotton.

Indices: (+) This sector experienced a majority of its gains in the Australian All Ordinaries, Dow Jones STOXX 50, Swedish OMX, and the S&P 500. The majority of losses were experienced in the Nikkei, Russell 2000 and Russell 1000 indices.

Interest Rates: (+) This sector experienced a majority of its gains in Euribor, German Bonds and London Gilts. The losses were attributed to positions in U.S. Treasury Notes, British Sterling, the Eurodollar and Canadian rates.

Meats: (-) This sector experienced losses in feeder cattle and live hogs. Gains were seen in live cattle.

Metals: (+) Gains were made in lead, zinc, nickel and platinum. Losses were experienced in gold, silver, copper and aluminum.

Softs: (+) This sector experienced gains in coffee, cocoa, rubber and milk. Losses were experienced in palm oil, lumber, orange juice and sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2008 was $139.76, an increase of 15.67% from the December 31, 2007 Net Asset Value per Interest of $120.83 and an increase of 7.72% from the March 31, 2008 Net Asset Value per Interest of $129.74. The Net Asset Value per Interest as of June 30, 2007 was $111.39, an increase of 7.70% from the December 31, 2006 Net Asset Value per Interest of $103.43 and an increase of 20.98% from the March 31, 2007 Net Asset Value per Interest of $92.07. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $717,000 and $1,356,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $1,246,000 and $726,000, respectively.

Registrant’s average net assets increased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to positive trading performance offset partially by redemptions. Registrant’s average net assets decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $38,000 and $87,000, respectively, a decrease of approximately $24,000 and $47,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates and the effect of redemptions discussed above. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $62,000 and $134,000, respectively, a decrease of approximately $45,000 and $92,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the effect of redemptions discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $137,000 and $263,000, respectively, an increase of approximately $16,000 and $11,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net assets discussed above. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $121,000 and $252,000, respectively, a decrease of approximately $84,000 and $211,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to the effect of redemptions discussed above.

Management fees are calculated on the Net Asset Value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle during Second Quarter 2008 and Year-To-Date 2008 were approximately $8,000 and $16,000, respectively, a decrease of approximately $2,000 and $4,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to the effects of redemptions discussed above. Management fees allocated from the Trading Vehicle during Second Quarter 2007 and Year-To-Date 2007 were approximately $10,000 and $20,000, respectively, an increase of approximately $10,000 and $20,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to investments in the Trading Vehicle commencing January 1, 2007.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Second Quarter 2008 and Year-To-Date 2008 were approximately $131,000 and $248,000, respectively. Advisor profit shares during Second Quarter 2007 and Year-To-Date 2007 were approximately $126,000 and $126,000, respectively.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $7,000 and $7,000, respectively. There were no Managing Owner incentive fees during Second Quarter 2007 and Year-To-Date 2007.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the Second Quarter 2008 and Year-To-Date 2008 were approximately $40,000 and $87,000, respectively. Operating expenses during the Second Quarter 2007 and Year-To-Date 2007 were approximately $25,000 and $53,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor, the commodity broker and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Vehicle’s Trading

Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisors (directly and through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Registrant’s or Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 13, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 13, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)