Form 10-Q/A
period 2008-06-30
KENMAR GLOBAL TRUST
filed 2008-08-15
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.: 1

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

For financial statement presentation purposes in the condensed statement of financial condition, the note receivable from the Managing Owner in the amount of $585,193 has been offset by $8,523 from accounts payable to the Managing Owner, $34,673 of brokerage commissions payable to the Managing Owner and $7,169 of incentive fees payable to the Managing Owner. No default has existed or currently exists on the note receivable from the Managing Owner.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 15, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 15, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)