Form 10-Q
period 2008-09-30
KENMAR GLOBAL TRUST
filed 2008-11-12
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2008

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

SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

September 30, 2008

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Equity in broker trading accounts
Cash	$2,684,612	$1,490,394
Unrealized gain on open futures contracts, net	280,212	229,997

Total equity in broker trading accounts	2,964,824	1,720,391

Cash and cash equivalents	1,235,234	640,984
Investment in WCM Pool LLC, at fair value (15.98% and 32.32% of net asset value, respectively)	890,473	1,732,978
Unrealized gain on open forward currency contracts, net	19,160	4,720
Note receivable, Managing Owner	585,193	1,685,193
Interest receivable	6,546	16,649
Redemptions receivable from WCM Pool LLC	9,012	0

Total assets	$5,710,442	$5,800,915

LIABILITIES
Accounts payable and other	$53,296	$19,021
Managing Owner brokerage commissions and other transaction fees payable	37,875	82,241
Managing Owner incentive fees payable	1,619	0
Advisor profit shares	28,120	97,970
Redemptions payable	17,288	239,221

Total liabilities	138,198	438,453

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 413.8301 and 553.8301 units outstanding at September 30, 2008 and December 31, 2007, respectively	57,114	66,917
Other Unitholders – 39,960.6724 and 43,828.1911 units outstanding at September 30, 2008 and December 31, 2007, respectively	5,515,130	5,295,545

Total unitholders’ capital
(Net Asset Value)	5,572,244	5,362,462

	$5,710,442	$5,800,915

Net Asset Value per Other Unitholders and Managing Owner Unit

September 30, 2008	December 31, 2007
$138.01	$120.83

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008		December 31, 2007
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS

Description

Commodities	$(8,700)	(0.16)%	$93,117	1.74%
Currency	8,730	0.16%	(28,628)	(0.53)%
Energy	0	0.00%	81,393	1.51%
Interest rate	5,914	0.11%	28,633	0.53%
Metals	(201,811)	(3.62)%	(110,883)	(2.07)%
Stock index	0	0.00%	6,264	0.12%

Unrealized gain (loss) on open long futures contracts	$(195,867)	(3.51)%	$69,896	1.30%

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	$161,876	2.91%	$1,438	0.03%
Currency	5,108	0.09%	(23,570)	(0.44)%
Energy	41,865	0.75%	6,090	0.11%
Interest rate	(12,107)	(0.22)%	31,859	0.59%
Metals	233,986	4.20%	146,307	2.74%
Stock index	45,351	0.81%	(2,023)	(0.04)%

Unrealized gain on open short futures contracts	$476,079	8.54%	$160,101	2.99%

Net unrealized gain on open futures contracts, net	$280,212	5.03%	$229,997	4.29%

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	$15,306	0.27%	$(3,915)	(0.07)%
Short forward currency contracts	3,854	0.07%	8,635	0.16%

Unrealized gain on open forward currency contracts, net	$19,160	0.34%	$4,720	0.09%

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME (LOSS) FROM TRUST OPERATIONS TRADING GAINS
Realized	$249,882	$111,361	$1,176,613	$792,223
Change in unrealized	(58,608)	(1,137)	64,655	(55,555)
Brokerage commissions	(8,517)	0	(22,222)	0

Net gain from trading	182,757	110,224	1,219,046	736,668

NET INVESTMENT LOSS
Income
Interest income	23,220	46,451	97,294	139,392

Expenses
Managing Owner brokerage commissions	124,327	119,372	372,234	365,847
Managing Owner incentive fees	(5,489)	0	1,680	0
Advisor profit shares	28,120	14,709	219,068	125,413
Operating expenses	48,113	24,104	128,627	75,835

Total expenses	195,071	158,185	721,609	567,095

Net investment loss	(171,851)	(111,734)	(624,315)	(427,703)

NET INCOME (LOSS) FROM TRUST OPERATIONS	10,906	(1,510)	594,731	308,965

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(38,139)	(6,490)	231,605	29,223
Change in unrealized	(58,864)	81,041	(22,355)	144,438
Interest income	4,419	20,455	17,281	61,628

Total revenues	(92,584)	95,006	226,531	235,289

EXPENSES
Broker commissions	441	1,314	1,934	6,928
Management fees	5,732	9,829	21,981	29,933
Advisor profit shares	0	13,533	56,592	28,552
Operating expenses	1,490	547	7,774	2,292

Total expenses	7,663	25,223	88,281	67,705

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(100,247)	69,783	138,250	167,584

NET INCOME (LOSS)	$(89,341)	$68,273	$732,981	$476,549

NET INCOME (LOSS) PER WEIGHTED AVERAGE
OTHER UNITHOLDERS AND MANAGING OWNER UNIT
Net income (loss) per weighted average Other Unitholders and Managing Owner Unit	$(2.17)	$1.41	$17.19	$9.19

Weighted average number of Other Unitholders and Managing Owner Units outstanding	41,246	48,590	42,629	51,860

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Nine Months Ended September 30, 2008

Balances at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462
Redemptions	(4,007.5187)	(18,661)	(504,538)	(523,199)
Net income for the nine months ended September 30, 2008		8,858	724,123	732,981

Balances at September 30, 2008	40,374.5025	$57,114	$5,515,130	$5,572,244

Nine Months Ended September 30, 2007

Balances at December 31, 2006	56,092.2509	$72,800	$5,729,070	$5,801,870
Redemptions	(8,159.3736)	(13,810)	(850,209)	(864,019)
Net income for the nine months ended September 30, 2007		3,570	472,979	476,549

Balances at September 30, 2007	47,932.8773	$62,560	$5,351,840	$5,414,400

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund is a multi-advisor, multi-strategy commodity pool which trades in futures, options, forward currency and related markets. A portion of the Fund’s assets are managed by Transtrend B.V as a managed account via their Diversified Trend Program. Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Fund, Diversified Futures Fund L.P. (“DFF”), Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Fund, DFF, FST and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statements of operations for the three months and nine months ended September 30, 2008 and 2007 and the statements of changes in unitholders’ capital for the nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, and the results of operations for the three months and nine months ended September 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when incurred.

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

The Fund adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Fund’s investments. $280,212 or 23.55% of the Fund’s investments at September 30, 2008 are classified as Level 1, $19,160 or 1.61% are classified as Level 2 and $890,473 or 74.84% are classified as Level 3 using the fair value hierarchy of SFAS 157. $229,997 or 6.30% of the Fund’s investments at December 31, 2007 are classified as Level 1, $4,720 or 0.13% are classified as Level 2 and $3,418,171 or 93.57% are classified as Level 3 using the fair value hierarchy of SFAS 157.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 30, 2008	Level 1	Level 2	Level 3	Total

Assets:
Unrealized gain on open futures contracts, net	$280,212	$0	$0	$280,212
Unrealized gain on open forward currency contracts, net	$0	$19,160	$0	$19,160
Investment in WCM Pool LLC	$0	$0	$890,473	$890,473

December 31, 2007	Level 1	Level 2	Level 3	Total

Assets:
Unrealized gain on open futures contracts, net	$229,997	$0	$0	$229,997
Unrealized gain on open forward currency contracts, net	$0	$4,720	$0	$4,720
Investment in WCM Pool LLC	$0	$0	$1,732,978	$1,732,978
Note receivable, Managing Owner	$0	$0	$1,685,193	$1,685,193

Changes in the Level 3 fair value category for the note receivable, Managing Owner for the nine months ended September 30, 2008 results from the investment in the note of $1,685,193 being reduced by a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193 bringing the balance in investments to zero (see Note 3). For the Fund ’s investment in the Company, a table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 and 2007 is provided in Note 5 of these financial statements. Of the $138,250 and $167,584 of income for the nine months ended September 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $(22,355) and $144,438, respectively, represent a change in unrealized gain (loss) allocated from the Company on the Fund’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Fund’s condensed financial statements.

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

The investment in the Company is reported in the Fund’s statements of financial condition at the net asset value as reported by the Company. The Fund records its proportionate share of the Company’s income or loss in the statements of operations. Through its investment in the Company, the Fund pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreement. Valuation of futures and forward contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

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

Preferred, as Managing Owner, conducts and manages the business of the Fund. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. The Managing Owner has agreed to maintain a net worth of not less than $1,000,000. At September 30, 2008, the Managing Owner has a net worth in excess of $1,000,000 and a capital account in excess of 1% of the total capital accounts of the Fund.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to  1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and  1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund, as well as management fees allocated from the Company. Excluded from the Managing Owner broker commissions are the Transtrend B.V. or Company incentive fee payments.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	MANAGING OWNER (CONTINUED)

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. Incentive fees of $1,680 and $0 were earned by the Managing Owner during the nine months ended September 30, 2008 and 2007, respectively, of which $1,619 was payable to the Managing Owner at September 30, 2008.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions	$124,327	$119,372	$372,234	$365,847
General and administrative	9,498	8,130	27,704	20,850

	$133,825	$127,502	$399,938	$386,697

Expenses payable to the Managing Owner and its affiliates (which are included in Managing Owner brokerage commissions and accounts payable and other) as of September 30, 2008 and December 31, 2007 were $40,199, and $71,935, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (5.00% at September 30, 2008) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

On June 23, 2008, the Managing Owner sold the Asset to an unrelated third party and applied the proceeds of the sale of the Asset to pay down a portion of the Note. As part of that transaction, the Fund and the Managing Owner entered into a Release and Setoff Agreement whereby (i) the Fund released its security interest in the Asset and any appreciation and (ii) the Managing Owner agreed that in the event the Fund demands payment of all or a part of the Note and the Managing Owner fails to pay such amount, the Fund shall have the right to set off such amount demanded under the Note against any and all amounts due and owing then and in the future to the Managing Owner by the Fund under the Fund’s Trust Agreement, including, without limitation, the Incentive Fee (as defined in the Trust Agreement) and the net portion of any brokerage commissions after payment of related expenses until all amounts outstanding under the Note are paid in full and all other obligations have been paid or discharged.

Through September 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the September 30, 2008 statement of financial condition. Interest receivable from the Managing Owner on the note as of September 30, 2008 was $2,430.

Any portion of the principal amount, which is not demanded by the Fund prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Fund and the Managing Owner agree to an extension of the Note.

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, for financial statement presentation purposes in the condensed statement of financial condition, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $9,498 from accounts payable to the Managing Owner, $30,701 of brokerage commissions payable to the Managing Owner and $1,619 of incentive fees payable to the Managing Owner.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Advisory Agreement). For the nine months ended September 30, 2008 and 2007, incentive fees earned by various commodity trading advisors totaled $275,660 and $153,965, respectively, of which $28,120 was payable at September 30, 2008.

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 4.88% and 8.60% of the net asset value of the Company at September 30, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WCM POOL LLC (CONTINUED)

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Income*	Redemptions	Net Asset Value September 30, 2008
WCM Pool LLC	$1,732,978	$0	$138,250	$(980,755)	$890,473

	Net Asset Value December 31, 2006	Investments	Income*	Redemptions	Net Asset Value September 30, 2007
WCM Pool LLC	$0	$2,143,975	$167,584	$(414,690)	$1,896,869

* Included in earnings

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units are made by subscription agreement, subject to acceptance by the Managing Owner. As of February 28, 2006, the Managing Owner suspended additional contributions to the Fund. The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. The Managing Owner has not made and does not presently intend to make any distributions.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Fund’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Fund bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received in respect to the Funds Investment in the Company.

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

Credit Risk (Continued)

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2008 and December 31, 2007, such segregated assets totaled $2,706,161 and $1,516,901, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $258,663 and $203,490 at September 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2008, all of the Fund’s open futures contracts mature within thirty-nine months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$139.76		$111.39		$120.83		$103.43

Income (loss) from operations:
Gain from trading(1)	2.70	(5)	3.97	(5)	34.01	(5)	17.89	(5)
Net investment loss(1), (6), (7)	(4.45	)(5)	(2.40	)(5)	(16.83	)(5)	(8.36	)(5)

Total income (loss) from operations	(1.75)		1.57		17.18		9.53

Net asset value per Unit at end of period	$138.01		$112.96		$138.01		$112.96

Total Return(2)	(1.25)%		1.41%		14.22%		9.21%

Supplemental Data

Ratios to average net asset value:
Expenses prior to incentive fees (3), (6)	13.56	%(5)	11.78	%(5)	13.31	%(5)	11.93	%(5)
Incentive fees(2), (6)	0.41	%(5)	0.54	%(5)	4.99	%(5)	2.87	%(5)

Total expenses	13.97	%(5)	12.32	%(5)	18.30	%(5)	14.80	%(5)

Net investment loss(3), (4)	(11.57	)%(5)	(6.70	)%(5)	(10.56	)%(5)	(6.94	)%(5)

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

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

September 30, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$18,426,342	$20,525,950
Interest receivable	24,418	47,642
Net unrealized gain on open contracts	20,845	434,983

Total assets	$18,471,605	$21,008,575

LIABILITIES
Accrued expenses	$57,352	$33,955
Management fees payable	31,564	70,084
Incentive fees payable	0	174,235
Redemptions payable	137,295	580,258

Total liabilities	226,211	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	2,931,683	3,165,178
Member DFT I	10,771,164	11,055,308
Member KGT	890,473	1,732,978
Member FST	3,652,074	4,196,579

Total members’ capital (Net Asset Value)	18,245,394	20,150,043

Total liabilities and members’ capital	$18,471,605	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.53)%	$(97,562)	1.82%	$367,154
Currencies	(0.21)%	(38,019)	(0.24)%	(49,036)
Interest rates	0.18%	33,301	0.57%	115,021
Stock indicies	0.00%	0	0.09%	17,163

Net unrealized gain (loss) on futures contracts purchased	(0.56)%	(102,280)	2.24%	450,302

Futures contracts sold:
Commodities	0.33%	60,880	(0.01)%	(1,873)
Currencies	(0.15)%	(26,398)	(0.05)%	(9,014)
Interest rates	(0.10)%	(19,031)	(0.04)%	(8,288)
Stock indicies	0.59%	107,674	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	0.67%	123,125	(0.08)%	(15,319)

Net unrealized gain on open contracts	0.11%	$20,845	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Realized	$(648,743)	$(53,446)	$2,904,255	$824,003
Change in unrealized	(829,889)	906,937	(414,138)	1,446,298
Interest income	74,715	219,142	241,861	637,452

Total revenues	(1,403,917)	1,072,633	2,731,978	2,907,753

EXPENSES
Brokerage commissions	7,649	14,084	27,327	69,395
Management fees	96,729	105,509	311,515	309,661
Incentive fees	0	149,622	730,712	388,256
Operating expenses	22,287	5,840	105,421	23,513

Total expenses	126,665	275,055	1,174,975	790,825

NET INCOME (LOSS)	$(1,530,582)	$797,578	$1,557,003	$2,116,928

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(478,931)	(1,126,568)	(980,755)	(875,398)	(3,461,652)
Net income for the nine months ended September 30, 2008	245,436	842,424	138,250	330,893	1,557,003

Balances at September 30, 2008	$2,931,683	$10,771,164	$890,473	$3,652,074	$18,245,394

Nine months ended September 30, 2007
Balances at December 31, 2006	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Redemptions	(641,178)	(2,858,505)	(414,690)	(1,407,514)	(5,321,887)
Net income for the nine months ended September 30, 2007	279,598	973,843	167,584	695,903	2,116,928

Balances at September 30, 2007	$3,274,584	$11,081,425	$1,896,869	$4,291,339	$20,544,217

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, and the statements of operations for the three months and nine months ended September 30, 2008 and 2007 and the statements of changes in members’ capital (net asset value) for the nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, and the results of operations for the three months and nine months ended September 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The Company adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements did not result in a change to the fair value of the Company’s investments. Of its net unrealized gain, $20,845 or 100.00% of the Company’s investments at September 30, 2008 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, $434,983 or 100.00% of the Company’s investments at December 31, 2007 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from observable inputs (Level 2).

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$20,845	$0	$0	$20,845

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$434,983	$0	$0	$434,983

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s condensed financial statements.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the nine months ended September 30, 2008 and 2007, the Trading Advisor earned incentive fees of $730,712 and $388,256, respectively, of which $0 remains payable at September 30, 2008.

Note 4.	RELATED PARTIES

The Company reimburses the Managing Member for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by the Managing Member for the Company were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative	6,605	0	16,870	0

	$6,605	$0	$16,870	$0

Expenses payable to the Managing Member and its affiliates as of September 30, 2008 and December 31, 2007 were $6,505, and $0, respectively which are included in accrued expenses on the condensed statement of financial condition.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker and funds deposited with JPMorgan Chase Bank, Nassau branch.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	7. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2008 and December 31, 2007, such segregated assets totaled $13,784,155 and $17,941,562, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $135,557 and $48,961 at September 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2008 (Unaudited)				Nine Months Ended September 30, 2008 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)

Total return before incentive fees	(7.43)%	(7.43)%	(7.43)%	(7.43)%	10.98%	10.98%	10.98%	10.98%
Incentive fees	0.00%	0.00%	0.00%	0.00%	(3.67)%	(3.67)%	(3.68)%	(3.67)%

Total return after incentive fees	(7.43)%	(7.43)%	(7.43)%	(7.43)%	7.31%	7.31%	7.30%	7.31%

Ratios to average net asset values:

Expenses prior to incentive fees(2)	2.64%	2.63%	2.81%	2.63%	2.93%	2.92%	3.06%	2.95%
Incentive fees(1)	0.00%	0.00%	0.00%	0.00%	3.62%	3.57%	4.10%	3.63%

Total expenses and incentive fees	2.64%	2.63%	2.81%	2.63%	6.55%	6.49%	7.16%	6.58%

Net investment loss(2), (3)	(1.08)%	(1.08)%	(1.19)%	(1.08)%	(1.34)%	(1.33)%	(1.39)%	(1.35)%

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2007 (Unaudited)				Nine Months Ended September 30, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return(1),(4)

Total return before incentive fees	4.66%	4.66%	4.66%	4.66%	10.21%	10.21%	10.22%	19.99%
Incentive fees	(0.73)%	(0.73)%	(0.73)%	(0.73)%	(1.41)%	(1.40)%	(1.50)%	(3.72)%

Total return after incentive fees	3.93%	3.93%	3.93%	3.93%	8.80%	8.81%	8.72%	16.27%

Ratios to average net asset values:

Expenses prior to incentive fees(2)	2.41%	2.42%	2.43%	2.44%	2.65%	2.66%	2.66%	2.60%
Incentive fees (1)	0.73%	0.73%	0.70%	0.71%	1.37%	1.36%	1.46%	3.38%

Total expenses and incentive fees	3.14%	3.15%	3.13%	3.15%	4.02%	4.02%	4.12%	5.98%

Net investment income (2), (3)	1.80%	1.80%	1.82%	1.83%	1.50%	1.50%	1.53%	1.80%

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

Effective December 31, 2008, Member DFF LP is terminating, and will withdraw 100% of it’s member interests representing 16.07% of members’ capital as of September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2008 (“Third Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (5.00% at September 30, 2008) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

On June 23, 2008, the Managing Owner sold the Asset to an unrelated third party and applied the proceeds of the sale of the Asset to pay down a portion of the Note. As part of that transaction, the Registrant and the Managing Owner entered into a Release and Setoff Agreement whereby (i) the Registrant released its security interest in the Asset and any appreciation and (ii) the Managing Owner agreed that in the event the Registrant demands payment of all or a part of the Note and the Managing Owner fails to pay such amount, the Registrant shall have the right to set off such amount demanded under the Note against any and all amounts due and owing then and in the future to the Managing Owner by the Registrant under the Registrant’s Trust Agreement, including, without limitation, the incentive fee (as defined in the Trust Agreement) and the net portion of any brokerage commissions after payment of related expenses until all amounts outstanding under the Note are paid in full and all other obligations have been paid or discharged.

Through September 30, 2008, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s September 30, 2008 statement of financial condition. Interest receivable from the Managing Owner on the note as of September 30, 2008 was $2,430.

Any portion of the principal amount, which is not demanded by the Registrant prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Registrant and the Managing Owner agree to an extension of the Note.

No default has existed or currently exists on the note receivable from the Managing Owner.

The Trading Advisor and the Trading Vehicle

As of September 30, 2008, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 15.98% of its net asset value to the Trading Advisor as of September 30, 2008. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which was included in the Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters, and super derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

Registrant adopted SFAS 157 in the first quarter of 2008. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements did not result in a change to the fair value of Registrant’s investments. $280,212 or 23.55% of the Registrant’s investments at September 30, 2008 are classified as Level 1, $19,160 or 1.61% are classified as Level 2 and $890,473 or 74.84% are classified as Level 3 using the fair value hierarchy of SFAS 157. $229,997 or 6.30% of the Registrant’s investments at December 31, 2007 are classified as Level 1, $4,720 or 0.13% are classified as Level 2 and $3,418,171 or 93.57% are classified as Level 3 using the fair value hierarchy of SFAS 157. Changes in the Level 3 fair value category for the note receivable, Managing Owner (see Note 1) result from a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero. For the Registrant’s investment in the Trading Vehicle, a table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements, included in the Registrant’s quarterly report on Form 10-Q for the quarter-ended September 30, 2008. Of the $138,250 and $167,584 of income for the nine months ended September 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $(22,355) and $144,438, respectively, represent a change in unrealized gain (loss) allocated from the Trading Vehicle on the Registrant’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Registrant’s condensed financial statements.

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

For Third Quarter 2008, the period January 1, 2008 to September 30, 2008 (“Year-To-Date 2008”), the period July 1, 2007 to September 30, 2007 (“Third Quarter 2007”) and the period January 1, 2007 to September 30, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $281,913 and $504,538, respectively. Redemptions of Limited Interests for Third Quarter 2007 and Year-To-Date 2007 were $144,612 and $850,209, respectively.

Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $8,281 and $18,661, respectively. Redemptions of General Interests for Third Quarter 2007 and Year-To-Date 2007 were $0 and $13,810, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2008, 100% of Registrant’s net investable assets were allocated to commodities trading (either directly or through its investment in the Trading Vehicle). A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (directly and through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2008

Clearly, the financial crisis gripping the nation is resonating throughout all corners of the economy and the effects will be felt for some time to come. Consumers have already cut back spending dramatically but more retrenchment can be expected in response to worsening job and income prospects as well as the growing wealth destruction that has taken place in recent months. There is no longer any doubt that the economy is mired in a recession; the only question is how deep and long it will be. Economists are crossing their fingers that the downturn will be no worse than the last two mild recessions in 1990-91 and 2001. However, many believe that conditions will be at least as bad as they were during the worst post-war recessions, which occurred in 1980-81 and 1973-74. The credit crisis got worse with each passing day, despite huge Federal Reserve liquidity additions, a $700 billion bailout package and numerous other measures. The “broker dealer,” as once known, basically ceased to exist as Goldman Sachs, Merrill Lynch, Morgan Stanley and others changed structure to essentially become “banks”. The economic data flow in the US can only be described as feeble and promises to get even weaker. In the US, housing, employment and manufacturing data were all anemic throughout the third quarter of 2008 with many indications of worse to come.

A strengthening US dollar throughout the quarter added to demand for US Treasuries as well as flight-to-safety support. After seeing their largest monthly yield declines since February in the month of August, Treasury yields saw further erosion in September. The benchmark 10-Year Note saw its yield fall approximately 20 basis points during the quarter and the 2-Year yield dipped by roughly 70 basis points as the yield curve experienced a severe steepening. Central banks kept rates unchanged throughout the third quarter but in early October they collaboratively cut key rates in response to the global credit crisis. During the quarter, the Federal Reserve, Bank of England, European Central Bank and others injected huge amounts of liquidity into the markets.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, ended the quarter up overall and up 3.7% for the year. Among the majors, the euro and pound were particularly weak in September as the UK and the Eurozone experienced severe economic problems to go along with a burgeoning credit crisis. The British pound slipped to a 2-year low against the US dollar as the UK suffered recessionary-like conditions, including a 12.4% year-to-date drop in housing prices. The euro scored an all-time high in July, but from the peak it was all downhill as the euro slumped badly in August and September to close out the quarter near $1.41. The yen suffered far less fallout from the global credit crisis. It showed particular strength against both the euro and pound while gaining modestly to the dollar. The Australian dollar was pressured versus the yen as carry trades were unwound. The New Zealand dollar experienced a similar fate.

Energies: Crude posted steep losses in September down more than 13% within the Dow Jones AIG Index and over 31% for the quarter. Crude was pummeled by intense selling, the ongoing feature throughout the period. In addition, a firming US dollar, a significant slowing in global demand and above-quota OPEC output weighed on sentiment, which more than offset the geopolitical events surrounding Iran, Nigeria, Russia, Venezuela and the Middle East. Combined gasoline, heating oil and jet fuel demand is down more than 7% compared to last September. Natural gas followed suit and ended the quarter much lower.

Agriculturals: With steady declines in both price and open interest during the month of September, as well as all of the third quarter, the agricultural futures markets were prime examples of the widespread deleveraging seen across all markets. The deterioration in values came despite occasional weather concerns, which typically are the impetus for late summer rallies. For the quarter, corn, soybeans, wheat and cotton saw high-to-low declines in value from 37% to 30%. Corn and wheat lost roughly $3.00 per bushel each and soybeans lost over $6.00. Cotton also dropped significantly. The longer-term implications of the recent price plunge will be played out first in farmers’ springtime planting decisions. In addition to the normal, net profit calculations, banking considerations will play a major role in next season’s production potential. Understandably, the ongoing tight credit markets will cause bankers to shy away from lending money to farmers wishing to grow high-input-cost crops, regardless of profit potential.

Indices: Global equities suffered from a total lack of confidence as related to the credit crisis, which got worse instead of better throughout the quarter, despite herculean efforts from central banks and various government agencies. US stocks were hit with massive fund liquidations, partially due to margin needs but also due to large redemption levels that picked up speed with each passing session. After managing very modest gains in August, despite a sharp month-end slide, all the major US indices were lower in September. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell over 4%, 9% and 9% respectively for the quarter. Financial stocks, including banks, brokers and insurance companies were particularly weak, as were retail issues and energy stocks. The markets failed to react to the much-debated and delayed $700 billion Treasury “rescue” plan. US stocks were clearly hurt by the credit crisis in Europe.

Europe saw similar performance as their financial crisis was equally, if not more, dire than that in the US. The UK in particular has seen rigorous credit issues as the DJ Stoxx 600 lost approximately 12% during the third quarter due to staggering financial sector events. The German DAX, the French CAC and London’s FTSE all ended the quarter with losses. The Russian stock market was particularly weak, forcing trading halts on numerous occasions.

Asia posted the weakest equity performance of the three major regions during the quarter and it has subsequently experienced massive liquidation from international funds despite the fact that Japan and the region in general have less exposure to the global credit crisis. The Nikkei lost nearly 2,000 points and Korea’s Kospi fell over 14% throughout the period. Hong Kong was extremely weak and Shanghai extended a yearlong slide. Australian equities could not ward off the credit crisis and ended the quarter lower.

Metals: After a brief run in mid-July and a sell-off through the second week in of September, late quarter gains were not enough to offset losses as gold finished down over 5% for the period. Silver was down a hefty 29% for the third quarter. Base metals were sold heavily across the markets in September, to an even greater degree than in July and August, and all metals within the GSCI Commodity Index finished down for the quarter. Increasing exchange warehouse inventories as well as slowing global demand patterns weighted on metals. A firmer US dollar did not help the cause, neither did the general outflow of capital from commodities.

Softs and Livestock: Individual soft commodity fundamentals were similarly overwhelmed by capital outflows and fund liquidation pressures in September. Cocoa had managed gains in August but this was not the case in September. Sugar extended its August losses into September. Supplies hold ample and Brazilian sugar exports have accelerated. Coffee lost nearly 17% for the quarter.

Live hogs fell almost 4.5% and cattle 4.9%. Hogs were again hurt by increased slaughter levels and sluggish demand. Both markets saw slaughter increases related to higher feed costs and, like many agricultural commodities, were pressured by financing difficulties for farmers.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2008

Currencies: (-) This sector experienced a majority of its losses in the euro, Swiss franc, Australian dollar and Japanese yen.

Energies: (-) This sector experienced losses in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas.

Grains: (-) This sector experienced gains in cotton. The majority of losses were seen in corn, wheat, soybeans and soybean meal.

Indices: (+) This sector experienced a majority of its gains in the DJ Stoxx 50, S&P 500 and the Nikkei. Losses were made in the Russell 2000 and the Canadian S&P TSE 60 Index.

Interest Rates: (+) This sector experienced a majority of its gains in US Treasury Notes, Australian Bonds and the German Bund. The majority of losses were incurred in Euribor, Short Sterling and Australian Bank Bills.

Meats: (-) This sector experienced gains in feeder cattle and live cattle. Losses were incurred in live hogs.

Metals: (-) This sector experienced gains in nickel and zinc. Losses were incurred in gold, aluminum, copper and platinum.

Softs: (-) This sector experienced losses in coffee, cocoa and sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2008 was $138.01, an increase of 14.22% from the December 31, 2007 Net Asset Value per Interest of $120.83 and a decrease of 1.25% from the June 30, 2008 Net Asset Value per Interest of $139.76. The Net Asset Value per Interest as of September 30, 2007 was $112.96, an increase of 9.21% from the December 31, 2006 Net Asset Value per Interest of $103.43 and an increase of 1.41% from the June 30, 2007 Net Asset Value per Interest of $111.39. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $94,000 and $1,451,000, respectively. Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $185,000 and $910,000, respectively.

Registrant’s average net assets increased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to positive trading performance entering into the Third Quarter 2008 which offset the effect of redemptions. Registrant’s average net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $28,000 and $115,000, respectively, a decrease of approximately $39,000 and $86,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $67,000 and $201,000, respectively, a decrease of approximately $19,000 and $110,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $133,000 and $396,000, respectively, an increase of approximately $12,000 and $23,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net assets discussed above. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $121,000 and $373,000, respectively, a decrease of approximately $43,000 and $253,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle during Third Quarter 2008 and Year-To-Date 2008 were approximately $6,000 and $22,000, respectively, a decrease of approximately $4,000 and $8,000, respectively, of the Trusts investment in the Trading Vehicle as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to the effects of redemptions discussed above. Management fees allocated from the Trading Vehicle during Third Quarter 2007 and Year-To-Date 2007 were approximately $10,000 and $30,000, respectively, an increase of approximately $10,000 and $30,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, due to investments in the Trading Vehicle commencing January 1, 2007.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Third Quarter 2008 and Year-To-Date 2008 were approximately $28,000 and $276,000, respectively. Advisor profit shares during Third Quarter 2007 and Year-To-Date 2007 were approximately $28,000 and $154,000, respectively.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(5,000) and $2,000, respectively. No Managing Owner incentive fees were earned during Third Quarter 2007 and Year-To-Date 2007.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the Third Quarter 2008 and Year-To-Date 2008 were approximately $50,000 and $136,000, respectively. Operating expenses during the Third Quarter 2007 and Year-To-Date 2007 were approximately $25,000 and $78,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor, the commodity broker and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Vehicle’s Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisors (directly and through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Registrant’s or Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 12, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 12, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)