Form 10-Q/A
period 2008-03-31
KENMAR GLOBAL TRUST
filed 2009-02-03
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

KENMAR GLOBAL TRUST

Explanatory Note

The Form 10-Q/A is being filed solely to correct the omission of certain language required under the Certification in the Kenmar Global Trust Form 10-Q previously filed on May 15, 2008 and amended on August 15, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-Q filed on May 15, 2008 and amended on August 15, 2008 by this amendment.

2