Form 10-K
period 2008-12-31
KENMAR GLOBAL TRUST
filed 2009-03-26
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The value of Limited Interests in the Registrant as of June 30, 2008 is $5,885,556.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Unitholders for the year ended December 31, 2008 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

[Remainder of page intentionally left blank]

KENMAR GLOBAL TRUST

PART I

Item 1.	Business

General

Kenmar Global Trust (“Registrant” or the “Trust”), a Delaware business trust, was organized under the Delaware Statutory Trust Act on July 17, 1996. Registrant’s trustee is Wilmington Trust Company. Registrant will terminate on December 31, 2026 unless terminated sooner as provided in the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

The Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the managing owner of Registrant. Effective December 1, 2008, in accordance with the Fifth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Registrant or a net worth of at least $1,000,000.

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at December 31, 2008) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through December 31, 2008, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s December 31, 2008 statement of financial condition. Interest receivable from the Managing Owner on the note as of December 31, 2008 was $1,833.

Any portion of the principal amount, which is not demanded by the Registrant prior to August 31, 2010, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2010, unless the Registrant and the Managing Owner agree to an extension of the Note.

No default has existed or currently exists on the note receivable from the Managing Owner.

The Trading Advisor and the Trading Vehicle

As of December 31, 2008, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, a portion of Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant, Futures Strategic Trust and Diversified Futures Trust I are the sole members of the Trading Vehicle as of December 31, 2008. Preferred is the managing owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Registrant has allocated 32.32% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant has allocated 10.43% of its net asset value to the Trading Vehicle as of December 31, 2008. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

The term “Trading Advisor”, as used herein, refers either to Transtrend, Winton or Graham depending upon the applicable period discussed. The term “Trading Advisory Agreement”, as used herein, refers to the Transtrend Advisory Agreement, Trading Vehicle Advisory Agreement or Graham Advisory Agreement depending upon the applicable period discussed.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 of the Registrant’s 2008 Annual Report, which is filed as an exhibit herewith.

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

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to the Trading Advisor (in a maximum amount of up to 20% of net asset value), which would then permit the Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to the Trading Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Trust is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of the Trust, and, as a multi-advisor fund, upon each Trading Advisor’s performance. Consequently, the expenses of the Trust could, over time, result in significant losses to your investment therein. Included in these charges are brokerage fees and operating expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. An investor may never achieve profits.

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

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. For example, Units may be redeemed only as of the close of business on the last business day of a calendar month provided a request for redemption is received at least five business days prior to the end of such month excluding the last business day of the month. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have accrued from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which a Trading Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because the Trust does not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Trust trades unprofitably.

Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes.

Because of this non-correlation, Registrant cannot be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of the Trust and the Trust may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Trading Advisors are expected to engage in some or all of its trading on behalf of the Trust on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, the Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by the Trust to which such investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH

RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the clearing broker as margin) was held by the clearing broker.

In the event of the FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

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

Trust Trading is Not Transparent

Trading decisions in respect of the Trust, are made by the Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and the Trust’s trading results are reported to the Unitholders. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to unitholders.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. No counsel has been appointed to represent an investor in connection with the offering of the Units. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Trust may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming less liquid. Because there is no exchange or clearing- house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, the Trust will not receive the protections, which are provided by the CFTC’s regulatory scheme.

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

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

Registrant may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interests contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisor makes, leverage used, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Trading Advisor will be successful.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60603.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Selected Financial Data

Information with respect to the offering of Interests is incorporated by reference to Note 1 to Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a unitholder to transfer Interests. However, redemptions are permitted monthly on at least ten days prior written notice at the then current net asset value per Interest.

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of January 31, 2009, there were 210 holders of record owning 39,218.986 Interests, which includes 413.830 General Interests.

Item 6.	Selected Financial Data

The following selected financial data of the Trust has been derived from the Trust’s audited financial statements. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 7 to 19 of the Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total revenues (including interest)	$2,715,984	$1,806,665	$1,212,174	$51,214	$2,095,871
Net income (loss)	$1,459,895	854,689	286,637	(1,852,664)	(709,503)
Net income (loss) per weighted average Interest	$34.81	16.98	3.64	(11.19)	(3.20)
Total assets	$6,524,582	5,800,915	6,551,514	12,001,911	23,048,908
Net asset value per Interest	$156.10	120.83	103.43	97.86	108.04

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues-Unrealized or Trading Gains (Losses)-Change in Unrealized in the Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters and/or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $215,655 or 25.27% of the Registrant’s investments at December 31, 2008 are classified as Level 1, $638,493 or 74.73% are classified as Level 2 and $0 or 0.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $229,997 or 6.30% of the Registrant’s investments at December 31, 2007 are classified as Level 1, $4,720 or 0.13% are classified as Level 2 and $3,418,171 or 93.57% are classified as Level 3 using the fair value hierarchy of SFAS 157.

Changes in the Level 3 fair value category for the note receivable, Managing Owner (see Note 1) of the Registrant’s financial statements, included in the Registrant’s 2008 Annual Report, result from a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero.

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and are valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. For the Registrant’s investment in the Trading Vehicle, a table presenting the changes in the Level 2 and Level 3 fair value category for the years ended December 31, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements, included in the Registrant’s 2008 Annual Report. Of the $224,679 and $243,819 of income for the years ended December 31, 2008 and 2007, respectively, reported as Level 2 and Level 3 investments in Note 5, $(7,948) and $59,180, respectively, represent a change in unrealized gain (loss) allocated from the Trading Vehicle on the Registrant’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting FSP FAS 157-3 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact of adopting SFAS 159 and its impact on the Registrant’s financial statements. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard will not have an impact on the Registrant’s financial statements.

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

Subscriptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $0, $0 and $0, respectively. Subscriptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $0, $0 and $5,004, respectively.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $681,742, $1,280,287 and $5,631,248, respectively. Redemptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $18,660, $13,810 and $47,205, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts and in the Trading Vehicle in subsequent periods.

At December 31, 2008, 100.00% of Registrant’s net investable assets were allocated to commodities trading (either directly or through its investment in the Trading Vehicle). A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (directly and through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

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

The following paragraphs present a summary of the Trust’s operations for the calendar years 2008, 2007 and 2006. It is important to note, however, that (i) the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by a Trading Advisor or will be profitable in the future and (ii) the Trading Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Trust can only be discussed in the context of the overall trading activities of the Trust, the Trading Advisors’ trading activities on behalf of the Trust as a whole and how the Trust has performed in the past.

The Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy - an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The US economic data reported throughout the year were horrendous. The US economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the European Central Bank (“ECB”), Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The US dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the US, England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

Energies: After crude reached a record high close of over $145 a barrel on July 3, the deleveraging and a severe drop off in demand caused the price of crude to plummet. Within the Dow Jones AIG Commodity Index (“DJAIG”) crude was one of the worst performing sectors in 2008, posting losses in excess of 50% by closing the year near $45 a barrel. Crude continued to slide despite significant OPEC (Organization of the Petroleum Exporting Countries) supply decreases in September, in October and again in December. Heating oil and reformulated gasoline had similar 2008 price trends. Reformulated gasoline posted the worst performance within the DJAIG with losses amounting to roughly 60% for the year. Natural gas witnessed handsome returns through July as the price of domestic natural gas surged from the first quarter and rallied over 70% for the year. However, like other commodities, the global economic malaise caused demand to drop off considerably leading to dramatic price reductions throughout the second half of the year. The dispute between Russia and the Ukraine, which disrupted the supply of natural gas to Central and Eastern Europe during December, had little impact on price. Within the DJAIG, natural gas realized a loss near 25% for the year, which was the best performance for all energies within the Index.

Agriculturals: Wheat, corn, soybeans and cotton ended the year with strong overall returns for December but all suffered rather disappointing returns for the year. Overall for 2008, wheat, corn, soybeans and cotton ended the period down approximately 31%, 11%, 19% and 28%, respectively, within the DJAIG. Wheat gained early in the year on fears of feed grain shortage but record annual harvest, followed by the wheat deleveraging that occurred in the second half of the year due to the global financial meltdown, led to increased supplies plaguing silos across the globe. The ethanol story, the growing potential of an eventual global food shortage and capital flows into commodities, were all factors behind corn’s rally in the first half of 2008 that seemed to disappear in the third and fourth quarters of the year. Despite excessive precipitation across the central bean belt and increased demand from China, which lent support for soybeans’ performance realized during the first and second quarters, all gains were erased in the third and fourth quarters.

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia - the Nikkei, Hang Seng and Kospi - ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the US Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

Softs and Livestock: Sugar featured a relatively quiet December and lost about 1% overall for the month as abundant supply prevailed. However, sugar was the leading commodity in the DJAIG and witnessed an overall gain of over 9% for the year. Coffee and cocoa ended a miserable year with negative overall performance. As the global economy worsened, beef demand continued to fall, resulting in cattle prices dropping by a disappointing 12% within the DJAIG for the year. Hogs were one of the few sectors within the DJAIG to cap the year with overall positive returns. Demand increases, mainly in China, drove hog prices up over 5% in 2008 within the DJAIG.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are presented below.

The Year Ended December 31, 2008

Currencies: (+) Registrant experienced a majority of its gains in the Polish zloty, Taiwanese dollar and Australian dollar. The majority of losses were experienced in the Canadian dollar, British pound, South African rand and the Japanese yen.

Energies: (+) Registrant experienced a majority of its gains in brent crude, crude oil, gas oil, reformulated gasoline, heating oil and natural gas. Losses were incurred in kerosene.

Grains: (+) Registrant experienced gains in cotton, corn, soybeans and wheat. The majority of its losses were incurred in soybean meal.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx Indices, S&P 500 Indices, OMX Stockholm Index and the MSCI Sing Index. Losses were realized in the Russell 2000, GSCI and DAX.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Bonds, UK sterling and Eurodollar. The majority of losses were experienced in German Bund and Bobl.

Meats: (+) Registrant experienced gains in feeder cattle and live cattle. Losses were realized in live hogs.

Metals: (+) Registrant experienced gains in nickel, zinc and silver. Losses were incurred in aluminum, copper and gold.

Softs: (+) Registrant experienced gains in coffee, lumber and citrus. Losses were realized in sugar.

The Year Ended December 31, 2007

Currencies: (+) Registrant’s investment in this sector experienced a majority of its losses in the euro, Japanese yen, Mexican peso, South African rand and Swiss franc. The majority of gains were experienced in the Australian dollar, Canadian dollar and the euro versus the Japanese yen.

Energies: (+) Registrant’s investment in this sector experienced a majority of its losses in kerosene. Gains were experienced in crude oil, gas oil, gasoline, heating oil and natural gas.

Grains: (+) Registrant’s investment in this sector experienced losses in corn, cotton and rice. The majority of its gains were experienced in soybean oil, wheat, soybean meal, soybeans.

Indices: (-) Registrant’s investment in this sector experienced a majority of its losses in the CAC 40, FTSE 100, IBEX, Nikkei, S&P 30, and the Russell 2000 indices. The majority of gains were experienced in the DAX, Goldman Sachs Commodity, and the H Shares Indices.

Interest Rates: (+) Registrant’s investment in this sector experienced a majority of its losses in 3-year and 10 year Australian Bonds, Australian Bank Bills and Eurobonds. The majority of gains were experienced in Euribor, Eurodollars, British Gilt and U.S. Treasury Notes.

Meats: (-) Registrant’s investment in this sector experienced losses in feeder cattle, live cattle and live hogs.

Metals: (-) Losses were experienced in copper, aluminum, zinc, palladium and silver. Gains were experienced in gold, lead, nickel and platinum.

Softs: (+) Registrant’s investment in this sector experienced losses in cocoa, coffee, orange juice and rubber. Gains were experienced in lumber, palm oil, milk and sugar.

The Year Ended December 31, 2006

Currencies: (-) Registrant’s revenue in the currency sector was down for the year, with a majority of the losses coming from long and short positions in the euro, the Swiss franc and the Canadian dollar.

Energies: (-) Registrant’s revenue in the energy sector was down for the year, with a majority of the losses coming from long and short positions in crude oil and unleaded gasoline.

Grains: (-) Registrant’s revenue in the grain sector was down for each month of the year, with a majority of the losses coming from long and short positions in soybeans, corn, wheat and soybean oil.

Indices: (+) Registrant’s revenue in the sector was positive for 2006 primarily due to long positions in the DAX, the CAC 40, the IBEX and the Hang Seng Indices.

Interest Rates: (+) Registrant’s revenue in the sector was up for the year, with a majority of the gains coming from short positions in Euribor, and long and short positions in the Eurodollar and the U.S. Treasury Bond.

Metals: (+) Long positions in gold and zinc contributed to a gain in the Registrant’s revenue in the sector for 2006.

Softs: (-) Registrant’s revenue in the sector was down for the year, with losses due to long and short positions in coffee and cattle.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of December 31, 2008, was $156.10, an increase of 29.19% from the December 31, 2007 Net Asset Value per Interest of $120.83, which was an increase of 16.82% from the December 31, 2006 Net Asset Value per Interest of $103.43, which was an increase of 5.70% from the December 31, 2005 Net Asset Value per Interest of $97.86. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 16.29%, 8.55% and 8.30% for the years ended December 31, 2008, 2007 and 2006, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

Registrant’s average net assets level during the year ended December 31, 2008 was approximately $5,676,000, an increase of approximately $279,000 as compared to the year ended December 31, 2007 primarily due to positive trading performance which more than offset the effect of redemptions. Registrant’s average net asset level during the year ended December 31, 2007 was approximately $5,397,000, a decrease of approximately $2,237,000 as compared to the year ended December 31, 2006 primarily due to the effects of redemptions. Registrant’s average net asset level during the year ended December 31, 2006 was approximately $7,634,000, a decrease of approximately $8,888,000 as compared to the year ended December 31, 2005 primarily due to the effects of redemptions.

Registrant’s trading gains before commissions were approximately $2,591,000, $1,538,000 and $824,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and subscriptions and redemptions. Interest income during the year ended December 31, 2008 was approximately $125,000, a decrease of approximately $144,000 as compared to the year ended December 31, 2007 primarily due to declining interest rates which more than offset the increased average net asset level discussed above. Interest income during the year ended December 31, 2007 was approximately $269,000, a decrease of approximately $120,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above. Interest income during the year ended December 31, 2006 was approximately

$388,000, a decrease of approximately $179,000 as compared to the year ended December 31, 2005 primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the year ended December 31, 2008 were approximately $539,000, an increase of approximately $38,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above. Commissions and other transaction fees during the year ended December 31, 2007 were approximately $501,000, a decrease of approximately $278,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the year ended December 31, 2006 were approximately $779,000, a decrease of approximately $918,000 as compared to the year ended December 31, 2005 primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle during the year ended December 31, 2008 were approximately $26,000, a decrease of approximately $13,000 as compared to the year ended December 31, 2007 primarily due to the effect of redemptions from the Trading Vehicle. Management fees allocated from the Trading Vehicle during the year ended December 31, 2007 were approximately $39,000, an increase of approximately $39,000, as compared to the year ended December 31, 2006 primarily due to investments in the Trading Vehicle commencing January 1, 2007. No management fees were allocated from the Trading Vehicle during the year ended December 31, 2006.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during the years ended December 31, 2008, 2007 and 2006 were approximately $477,000, $267,000 and $104,000, respectively.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees during the year ended December 31, 2008 were approximately $39,000. No Managing Owner incentive fees were earned during the years ended December 31, 2007 and 2006.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the years ended December 31, 2008, 2007 and 2006 were approximately $174,000, $145,000 and $43,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor, the commodity broker and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Vehicle’s Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisors (directly and through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Registrant’s or Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Fund’s direct Trading Advisors and the Trading Vehicle’s commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of the Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

	For the period from January 1, 2008 to March 31, 2008	For the period from April 1, 2008 to June 30, 2008	For the period from July 1, 2008 to September 30, 2008	For the period from October 1, 2008 to December 31, 2008
Total revenues (including interest)	$688,297	$754,886	$121,910	$1,150,891

Total revenues (including interest) less commissions and other transaction fees	$562,455	$617,623	$(11,375)	$1,007,988

Net income (loss)	$390,675	$431,647	$(89,341)	$726,914

Net income (loss) per weighted average Interest	$8.92	$10.04	$(2.17)	$18.25

	For the period from January 1, 2007 to March 31, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from October 1, 2007 to December 31, 2007
Total revenues (including interest)	$(448,290)	$1,307,958	$251,681	$695,316

Total revenues (including interest) less commissions and other transaction fees	$(579,529)	$1,187,108	$130,995	$567,211

Net income (loss)	$(617,863)	$1,026,139	$68,273	$378,140

Net income (loss) per weighted average Interest	$(11.27)	$19.71	$1.41	$8.24

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within Registrant have been detected.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2008. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2008, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2008.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2008 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2008 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Mr. Bala Kasturi (born 1964), Senior Vice President and Director of Risk Management , joined the Managing Owner in March 2006. He is responsible for investment analytics and portfolio/risk management and collaborates on manager due diligence and analytics. Mr. Kasturi is a member of the Investment Committee. From January 2002 through January 2004, Mr. Kasturi served as a Managing Partner and Portfolio Manager at Vega Asset Management USA LLC and from January 2004 to July 2005, he served as Managing Partner and Portfolio Manager of the Taurus Global Macro Fund at VegaPlus Capital Partners USA LLC. Prior to joining VegaPlus, Mr. Kasturi was a macro fund manager at Bankers Trust/Deutsch Asset Management from January 2000 through December 2001 for the DB Global Macro Fund where he developed quantitative models for valuation and trading across all asset classes and strategies. From October 1997 through December 2000, he was Portfolio Manager at Bankers Trust for a global fixed income fund. Mr. Kasturi worked at Tiger Management from March 1993 through October 1997 as a Risk Manager, where he developed market risk systems and was a member of the Risk Management Committee. Mr. Kasturi has an undergraduate degree in Commerce from Osmania University in India, an MBA from Northeast Louisiana University and a MS in Computer Science from Ballarat University in Australia.

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

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

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

As of January 31, 2009, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by the Registrant:

Name and Addresses of Beneficial Owner	Number and Nature of Units Owned Directly	Percentage of Class	Number and Nature of Units Owned Indirectly	Percentage of Class
Marc S. Goodman 900 King Street Suite 100 Rye Brook, New York 10573	52.832 Other Unitholder Units	Less than 1%	413.830 Managing Owner Units (*)	100%

Kenneth A. Shewer 900 King Street Suite 100 Rye Brook, New York 10573	50.252 Other Unitholder Units	Less than 1%	413.830 Managing Owner Units (*)	100%

Esther E. Goodman 900 King Street Suite 100 Rye Brook, New York 10573	0 Other Unitholder Units	Less than 1%	413.830 Managing Owner Units (**) and 52.832 Units (**)	100%

(*)	These Units are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Units are held directly or indirectly by the Beneficial Owner’s spouse. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of January 31, 2009, Preferred owns 1% General Units in the Registrant. As of January 31, 2009, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of January 31, 2009, the following unitholders owned beneficially more than five percent (5%) of the outstanding Limited Units issued by Registrant:

Investor	Units	% Ownership
Foerster Living Trust	1,997.2157	5.09%
Dugan L Moore Revocable Living Trust	1,997.2157	5.09%

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the officers of the Managing Owner.

Reference is made to Notes 2 and 4 to the financial statements in the Registrant’s 2008 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services.

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

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $46,000 and $33,000 for 2008 and 2007, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $26,000 and $58,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2008 and 2007 or by D&T for 2007 and 2006.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for 2008 totaled $0.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this Form 10-K:

Exhibit Number	Description of Document
3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of December 1, 2008 (filed herewith)

4.5	Form of the Privacy Notices of the Managing Owner dated January 2009 (filed herewith)

10.1	Form of Advisory Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.5	Advisory Agreement among the Managing Owner, WCM Pool LLC and Winton Capital Management Limited dated November 20, 2006 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	WCM Pool LLC Organization Agreement dated November 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.7	Administrative Service Agreement between WCM Pool LLC and Preferred Investment Solutions Corp. dated November 20, 2006 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.9	Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.10	Amendment No. 1 to Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated January 1, 2009 (filed herewith)

13.1	Registrant’s 2008 Annual Report (with the exception of the information and data incorporated by reference in Item 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2008 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Preferred Investment Solutions Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 13, 2008

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)	Report on Form 8-K - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated December 1, 2008 (incorporated by reference)

[Remainder of page intentionally left blank]

KENMAR GLOBAL TRUST

ANNUAL REPORT

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Kenmar Global Trust

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Kenmar Global Trust (the “Trust”) as of December 31, 2008 and 2007, and the related statements of operations and changes in unitholders’ capital and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust at December 31, 2008 and 2007, and the results of its operations and changes in unitholders’ capital and the financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Kenmar Global Trust

We have audited the statements of operations and changes in unitholders’ capital for the year ended December 31, 2006 of Kenmar Global Trust (the “Trust”). These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in unitholders’ capital of the Trust for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Equity in broker trading accounts;
Cash	$3,815,436	$1,490,394
Unrealized gain on open futures contracts, net	215,655	229,997

Total equity in broker trading accounts	4,031,091	1,720,391

Cash and cash equivalents	1,189,383	640,984
Investment in WCM Pool LLC, at fair value, (10.43% and 32.32% of net asset value, respectively)	638,493	1,732,978
Unrealized gain on open forward currency contracts, net	0	4,720
Note receivable, Managing Owner	585,193	1,685,193
Interest receivable	108	16,649
Redemptions receivable from WCM Pool LLC	80,314	0

Total assets	$6,524,582	$5,800,915

LIABILITIES
Unrealized loss on open forward currency contracts, net	$747	$0
Accounts payable and other	36,688	19,021
Managing Owner brokerage commissions and other transaction fees payable	47,838	82,241
Managing Owner incentive fees payable	39,348	0
Advisor profit shares	197,424	97,970
Redemptions payable	80,582	239,221

Total liabilities	402,627	438,453

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 413.8301 and 553.8301 units outstanding at December 31, 2008 and 2007, respectively	64,598	66,917
Other Unitholders - 38,805.1498 and 43,828.1911 units outstanding at December 31, 2008 and 2007, respectively	6,057,357	5,295,545

Total unitholders’ capital (Net Asset Value)	6,121,955	5,362,462

Total liabilities and unitholders’ capital	$6,524,582	$5,800,915

Net Asset Value per Other Unitholders and Managing Owner Unit

December 31,
2008	2007	2006
$156.10	$120.83	$103.43

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2008 and 2007

	2008		2007
	Net Unrealized Gain (Loss) Net as a % of Unrealized Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Gain (Loss)
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS

Description
Commodities	0.07%	$4,203	1.74%	$93,117
Currency	0.50%	30,403	(0.53)%	(28,628)
Energy	0.00%	0	1.51%	81,393
Interest rates	1.97%	120,632	0.53%	28,633
Metals	(0.48)%	(29,181)	(2.07)%	(110,883)
Stock index	0.00%	0	0.12%	6,264

Unrealized gain on open long futures contracts	2.06%	$126,057	1.30%	$69,896

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	0.10%	$5,878	0.03%	$1,438
Currency	(0.06)%	(3,848)	(0.44)%	(23,570)
Energy	(0.02)%	(1,110)	0.11%	6,090
Interest rates	(0.47)%	(28,628)	0.59%	31,859
Metals	1.97%	120,963	2.74%	146,307
Stock index	(0.06)%	(3,657)	(0.04)%	(2,023)

Unrealized gain on open short futures contracts	1.46%	$89,598	2.99%	$160,101

Unrealized gain on open futures contracts, net	3.52%	$215,655	4.29%	$229,997

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	0.00%	$0	(0.07)%	$(3,915)
Short forward currency contracts	(0.01)%	(747)	0.16%	8,635

Unrealized gain (loss) on open forward currency contracts, net	(0.01)%	$(747)	0.09%	$4,720

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET INCOME FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$2,305,368	$1,435,267	$573,502
Change in unrealized	(19,809)	(164,575)	250,503
Brokerage commissions	(27,375)	(43,168)	(65,435)

Net gain from trading	2,258,184	1,227,524	758,570

NET INVESTMENT LOSS
Income
Interest income	107,398	192,282	388,169

Expenses
Managing Owner brokerage commissions	509,815	449,909	713,251
Managing Owner incentive fees	39,409	0	0
Advisor profit shares	416,492	223,383	103,991
Operating expenses	164,650	135,644	42,860

Total expenses	1,130,366	808,936	860,102

Net investment loss	(1,022,968)	(616,654)	(471,933)

NET INCOME FROM TRUST OPERATIONS	1,235,216	610,870	286,637

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	313,729	208,212	0
Change in unrealized	(7,948)	59,180	0
Interest income	17,246	76,299	0

Total revenues	323,027	343,691	0

EXPENSES
Brokerage commissions and other transaction fees	2,103	7,803	0
Management fees	26,273	39,147	0
Advisor profit shares	60,623	43,943	0
Operating expenses	9,349	8,979	0

Total expenses	98,348	99,872	0

NET INCOME ALLOCATED FROM WCM POOL LLC	224,679	243,819	0

NET INCOME	$1,459,895	$854,689	$286,637

NET INCOME PER WEIGHTED AVERAGE
UNITHOLDERS AND MANAGING OWNER UNIT
Net income per weighted average Unitholders and Managing Owner Unit	$34.81	$16.98	$3.64

Weighted average number of Unitholders and Managing Owner Units outstanding	$41,939	$50,332	$78,664

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2008, 2007 and 2006

		Unitholders’ Capital
	Total	Total Number of Units	Managing Owner	Other Unitholders
Unitholders’ capital at December 31, 2005	114,336.1313	$116,826	$11,071,856	$11,188,682
Additions	50.6763	0	5,004	5,004
Redemptions	(58,294.5567)	(47,205)	(5,631,248)	(5,678,453)
Net income for the year ended December 31, 2006		3,179	283,458	286,637

Unitholders’ capital at December 31, 2006	56,092.2509	72,800	5,729,070	5,801,870
Redemptions	(11,710.2297)	(13,810)	(1,280,287)	(1,294,097)
Net income for the year ended December 31, 2007		7,927	846,762	854,689

Unitholders’ capital at December 31, 2007	44,382.0212	66,917	5,295,545	5,362,462
Redemptions	(5,163.0413)	(18,660)	(681,742)	(700,402)
Net income for the year ended December 31, 2008		16,341	1,443,554	1,459,895

Unitholders’ capital at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund will terminate on December 31, 2026 unless terminated sooner as provided in the Fifth Amended and Restated Declaration of Trust and Trust Agreement. The Fund is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets. A portion of the Fund’s assets are managed by Transtrend B.V. (“Transtrend”) as a managed account via their Diversified Trend Program.

Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At December 31, 2008, the sole members of the Company are the Fund, Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Fund, FST, and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

As a registrant with the Securities and Exchange Commission (“SEC”), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Fund trades.

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

December 31, 2008

Note	1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation FIN No. 39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. The values which will be used by the Fund for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers, are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

December 31, 2008

Note	1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Fund has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FIN 48 on the Fund’s financial statements. The Adoption of FIN 48 had no material impact on the Fund, as the Fund’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Fund adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in these financial statements.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$215,655	$0	$0	$215,655
Investment in WCM Pool LLC, at fair value	$0	$638,493	$0	$638,493
Transfers in (out)	$0	$638,493	$(638,493)	$0

Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(747)	$0	$(747)

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$229,997	$0	$0	$229,997
Unrealized gain on open forward currency contracts, net	$0	$4,720	$0	$4,720
Investment in WCM Pool LLC, at fair value	$0	$0	$1,732,978	$1,732,978
Note receivable, Managing Owner	$0	$0	$1,685,193	$1,685,193

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Changes in the Level 3 fair value category for the note receivable, Managing Owner for the year ended December 31, 2008 results from the investment in the note of $1,685,193 being reduced by a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193 bringing the balance in investments to zero (see Note 4).

Investments classified as Level 2 and Level 3 under SFAS 157 include the Fund’s investment in the Company and are valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and Level 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Fund’s financial statements and therefore, the Fund’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in Level 2 and Level 3 fair value category for years ended December 31, 2008 and 2007, respectively, is provided in Note 5 of these financial statements. Of the $224,679 and $243,819 of income for the years ended December 31, 2008 and 2007, respectively, reported on Level 2 and Level 3 investments in Note 5, $(7,948) and $59,180, respectively, represent a change in unrealized gain (loss) allocated from the Company on the Fund’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of the Fund, evaluated the impact of adoption of FSP FAS157-3 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting SFAS 159 and its impact on the Fund’s financial statements.

The Fund adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Fund’s financial statements, as the Fund did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, as Managing Owner of the Fund, evaluated the impact of FSP FIN 39-1 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Funds financial statements.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting of SFAS 161 and its impact on the Fund’s financial statements. The adoption of this standard is not expected to have an impact on the Fund’s financial statements.

D.	Cash

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2008 and 2007 restricted cash totaled $401,868 and $573,785 respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund is allocated its pro-rata share of interest from the Company effective January 1, 2007.

E.	Income Taxes

The Fund is treated as a partnership for Federal income tax purposes. As such, the Fund is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. The Fund may be subject to other state and local taxes in jurisdictions in which it operates.

F.	Investment in WCM Pool LLC

The investment in the Company is reported in the Fund’s statement of financial condition at the net asset value as reported by the Company, which the Managing Owner considers an appropriate estimate of fair value. The Fund records its proportionate share of the Company’s income or loss in the statements of operations. Through its investment in the Company, the Fund pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on New High Net Trading Profits (accrued monthly and paid quarterly) as defined in the advisory agreement. Valuation of futures and forwards currency contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

G.	Profit and Loss Allocation, Distributions and Redemptions

The Fund allocates profits and losses for both financial and tax-reporting purposes to its Unitholders monthly on a pro rata basis based on each Unitholder’s number of Units outstanding during the month. Distributions (other than redemptions of Units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not made any distributions since inception and does not presently intend to make any distributions in the future.

Redemptions are permitted as of the last day of each month, on at least 10 days prior written notice. Redemptions are at the then current net asset value per Unit. Partial redemptions are permitted.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Foreign Currency Transactions

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

The Managing Owner of the Fund is Preferred Investment Solutions Corp., which conducts and manages the business of the Fund. Effective December 1, 2008, the Fifth Amended and Restated Declaration of Trust and Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund or net worth of at least $1,000,000.

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s consulting trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund as well as management fees allocated from the Company. Excluded from the Managing Owner broker commissions are the Transtrend or Company incentive fee payments.

The Managing Owner is paid an incentive fee equal to 5% of New Overall Appreciation (which is defined in the Declaration of Trust and Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. For the year ended December 31, 2008, the Managing Owner earned an incentive fee of $39,409 of which $39,348 remains payable at December 31, 2008. No incentive fees were earned by the Managing Owner for the years ended December 31, 2007 and 2006.

Note	3. COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays or paid quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the twelve months ended December 31, 2008, 2007 and 2006, incentive fees earned by various commodity trading advisors totaled $477,115, $267,326 and $103,991, respectively, of which $197,424 and $97,970 was payable at December 31, 2008 and 2007, respectively.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	4. RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund, for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Commissions	$509,815	$449,909	$713,251
General and administrative	36,219	30,220	18,654

	$546,034	$480,129	$731,905

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other Managing Owner brokerage commission and other transactions fees payable on the statement of financial condition) as of December 31, 2008 and 2007 were $47,462 and $71,935, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at December 31, 2008) and resets monthly. Interest is payable monthly in arrears on the first business day of the month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Assets to secure payment of the Note.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	4. RELATED PARTIES (CONTINUED)

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

Through December 31, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the December 31, 2008 statement of financial condition. Interest receivable from the Managing Owner on the Note as of December 31, 2008 and 2007 was $1,833 and $10,650, respectively.

Any portion of the principal amount, which is not demanded by the Fund prior to August 31, 2009, will be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009, unless the Fund and the Managing Owner agree to an extension of the Note. (See Note 9).

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $38,947 of brokerage commissions payable to the Managing Owner and $39,348 of incentive fees payable to the Managing Owner.

Note	5. INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 3.96% and 8.60% of the net asset value of the Company at December 31, 2008 and 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Income*	Redemptions	Net Asset Value December 31, 2008
WCM Pool LLC	$1,732,978	$0	$224,679	$(1,319,164)	$638,493

	Net Asset Value December 31, 2006	Investments	Income*	Redemptions	Net Asset Value December 31, 2007
WCM Pool LLC	$0	$2,143,975	$243,819	$(654,816)	$1,732,978

*	Included in earnings and includes ($7,948) and $59,180 for 2008 and 2007, respectively, attributable to the change in unrealized gains and losses.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	5. INVESTMENT IN WCM POOL LLC (CONTINUED)

The Fund may make additional contributions to or redemptions from, the Company on a monthly basis.

Note	6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units were made by subscription agreement, subject to acceptance by the Managing Owner. As of February 28, 2006, the Managing Owner suspended additional contributions to the Fund. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. The Managing Owner has not made and does not presently intend to make any distributions.

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

All redemption charges are paid to the Managing Owner. Such redemption charges are included in redemptions in the statement of changes in unitholders’ capital and amounted to $0, $0 and $71 during 2008, 2007 and 2006, respectively.

Note	7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Fund’s investment in the Company is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Fund bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received in respect to the Fund’s investment in the Company.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

Credit Risk

When entering into futures or forward contracts (including foreign exchange), the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouse are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by the Fund as the Fund’s interbank market maker, is the sole counterparty. The Fund has entered into a master netting agreement with its interbank market maker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Fund’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Fund’s contracts may result in greater loss than non-performance on all of the Fund’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $3,796,610 and $1,516,901, respectively which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $234,481 and $203,490 at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2008, all of the Fund’s open futures contracts mature within 36 months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	8. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008	2007	2006
Per Unit Performance
(for a Unit outstanding throughout the entire year)

Net asset value per Unit at beginning of year	$120.83	$103.43	$97.86

Income from operations:
Gain from trading (1), (3)	62.25	30.98	12.40
Net investment loss (1), (3), (5)	(26.98)	(13.58)	(6.83)

Total income from operations	35.27	17.40	5.57

Net asset value per Unit at end of year	$156.10	$120.83	$103.43

Total Return	29.19%	16.82%	5.70%

Supplemental Data

Ratios to average net asset value :(3)
Expenses prior to incentive fees (2)	13.03%	12.68%	10.76%
Incentive fees (4)	9.10%	4.95%	1.36%

Total expenses	22.13%	17.63%	12.12%

Net investment loss (5)	(19.93)%	(12.66)%	(7.04)%

Total returns are calculated based on the change in value of a Unit during the year. An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Units outstanding during the year. The gain from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Excludes advisor profit shares and Managing Owner incentive fees.
(3)	Includes the Fund’s proportionate share of income and expenses of WCM Pool LLC for the years ended December 31, 2008 and 2007.
(4)	Incentive fees include advisor profit shares Managing Owner incentive fees.
(5)	Represents interest income less total expenses (inclusive of incentive fees).

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	9. Subsequent Event

On February 23, 2009, the Managing Owner and the Fund agreed to modify the terms of the Note such that the portion of the principal amount of the Note which has not been demanded by the Fund prior to August 31, 2010 shall be due and payable by the Managing Owner along with all accrued and unpaid interest on August 31, 2010, unless the Managing Owner and the Fund agree to an extension of the Note.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

WCM Pool LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of WCM Pool LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WCM Pool LLC at December 31, 2008 and 2007, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 25, 2009

WCM POOL LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents (See Note 2)	$19,431,990	$20,525,950
Interest receivable	479	47,642
Net unrealized gain on open futures contracts	269,887	434,983

Total assets	$19,702,356	$21,008,575

LIABILITIES
Accrued expenses	$38,738	$33,955
Management fees payable	66,550	70,084
Incentive fees payable	100,116	174,235
Redemptions payable	3,367,541	580,258

Total liabilities	3,572,945	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	0	3,165,178
Member DFT I	11,561,900	11,055,308
Member KGT	638,493	1,732,978
Member FST	3,929,018	4,196,579

Total members’ capital (Net Asset Value)	16,129,411	20,150,043

Total liabilities and members’ capital	$19,702,356	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2008 and 2007

	2008		2007
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	0.00%	$32	1.82%	$367,154
Currencies	0.20%	31,725	(0.24)%	(49,036)
Interest rates	2.32%	375,048	0.57%	115,021
Stock indices	0.00%	0	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.52%	406,805	2.24%	450,302

Futures contracts sold:
Commodities	(0.27)%	(43,517)	(0.01)%	(1,873)
Currencies	(0.58)%	(92,971)	(0.05)%	(9,014)
Interest rates	0.00%	(833)	(0.04)%	(8,288)
Stock indices	0.00%	403	0.02%	3,856

Net unrealized loss on futures contracts sold	(0.85)%	(136,918)	(0.08)%	(15,319)

Net unrealized gain on open futures contracts	1.67%	$269,887	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES
Realized	$4,820,038	$2,899,882
Change in unrealized	(165,096)	434,983
Interest income	241,413	804,211

Total revenues	4,896,355	4,139,076

EXPENSES
Brokerage commissions	31,212	79,343
Management fees	409,728	414,865
Incentive fees	830,827	562,491
Operating expenses	141,244	101,748

Total expenses	1,413,011	1,158,447

NET INCOME	$3,483,344	$2,980,629

See accompanying notes.

WCM POOL LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2008 and 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0
Additions	3,636,165	12,966,087	2,143,975	5,002,950	23,749,177
Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	(6,579,763)
Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	2,980,629

Balances at December 31, 2007	3,165,178	11,055,308	1,732,978	4,196,579	20,150,043
Redemptions	(3,720,425)	(1,479,113)	(1,319,164)	(985,274)	(7,503,976)
Net income for the year ended December 31, 2008	555,247	1,985,705	224,679	717,713	3,483,344

Balances at December 31, 2008	$0	$11,561,900	$638,493	$3,929,018	$16,129,411

See accompanying notes.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note	1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) has been delegated administrative authority over the operations of the Company. As of December 31, 2008, the Company consists of three members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Member DFT I, Member KGT and Member DFF LP contributed their net assets to the Company effective January 1, 2007, while Member FST invested in the Company on April 1, 2007. Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, evaluated the impact of adopting FIN 48 on the Company’s financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow-through tax entities.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact on the investments required to be carried at fair value in these financial statements. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2008 or 2007 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$434,983	$0	$0	$434,983

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, evaluated the impact of adopting FSP 157-3 on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, evaluated the impact of adopting SFAS 159 and its impact on Company’s financial statements.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, evaluated the impact of adopting SFAS 161 on the Company’s financial statements. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash includes amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2008 and 2007 restricted cash totaled $670,420 and $1,726,651 respectively. The Company receives interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

C.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

D.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not made and does not presently intend to make, any distributions.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Transactions

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

F.	Interest Income

Interest income is recorded on an accrual basis.

Note	3. FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the years ended December 31, 2008 and 2007, the Trading Advisor earned incentive fees of $830,827 and $562,491, respectively, of which $100,116 and $174,235 remains payable at December 31, 2008 and 2007 respectively.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and National Futures Association clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

Note	4. RELATED PARTIES

The Company reimburses Preferred for services it performs for the Company, which include, but are not limited to: management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Preferred for the Company for the years ended December 31, 2008 and 2007 were:

	2008	2007
General and administrative	$24,350	$0

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	4. RELATED PARTIES (CONTINUED)

Expenses payable to Preferred and its affiliates as of December 31, 2008 and 2007 were $7,480, and $0, respectively which are included in accrued expenses on the statement of financial condition.

Note	5. INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note	6. DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker. The Company also earns interest on funds deposited with JPMorgan Chase Bank, Nassau branch.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $12,595,893 and $17,941,562, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $1,274,591 and $48,961 at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note	9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	December 31, 2008				December 31, 2007
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST(5)
Total return (1), (4)
Total return before incentive fee	23.44%	23.44%	23.44%	23.44%	15.84%	15.84%	15.84%	26.12%
Incentive fee	(4.69)%	(4.69)%	(4.69)%	(4.69)%	(2.43)%	(2.42)%	(2.51)%	(4.92)%

Total return after incentive fee	18.75%	18.75%	18.75%	18.75%	13.41%	13.42%	13.33%	21.20%

Ratios to average net asset values(6):
Expenses prior to incentive fee(2)	2.92%	2.91%	3.06%	2.92%	2.93%	2.92%	2.92%	2.97%
Incentive fee(1)	4.15%	4.09%	4.92%	4.18%	2.21%	2.18%	2.30%	4.26%

Total expenses and incentive fee	7.07%	7.00%	7.98%	7.10%	5.14%	5.10%	5.22%	7.23%

Net investment income (loss) (2), (3)	(1.71)%	(1.72)%	(1.66)%	(1.71)%	1.00%	1.01%	1.07%	1.05%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.
(6)	Member DFF LP, ratios to average net asset values for the year ended December 31, 2008, were calculated prior to its liquidating redemptions from the Company.

Note	10. SUBSEQUENT EVENT

Effective April 1, 2009, World Monitor Trust II Series D and F will contribute their net assets to the Company and receive Voting Membership Interests as new Members of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2009.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ David K. Spohr	Date: March 26, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 26, 2009.

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 26, 2009
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 26, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2008 was $3.75.

The Trust’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Unitholders without charge upon written request to:

Kenmar Global Trust

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573