Form 10-Q
period 2009-03-31
KENMAR GLOBAL TRUST
filed 2009-05-15
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

KENMAR GLOBAL TRUST

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

March 31, 2009

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,820,354	$3,815,436
Unrealized gain on open futures contracts, net	7,936	215,655

Total equity in broker trading accounts	1,828,290	4,031,091
Cash and cash equivalents	2,964,209	1,189,383
Interest receivable	1,706	108
Investment in WCM Pool LLC, at fair value (6.22% and 10.43% of net asset value, respectively)	349,368	638,493
Note receivable, Managing Owner	585,193	585,193
Redemptions receivable from WCM Pool LLC	60,437	80,314

Total assets	$5,789,203	$6,524,582

LIABILITIES
Unrealized loss on open forward currency contracts, net	$5,008	$747
Accounts payable and other	50,244	36,688
Managing Owner brokerage commissions and other transactions fees payable	46,287	47,838
Managing Owner incentive fees payable	0	39,348
Advisor profit shares	0	197,424
Redemptions payable	71,547	80,582

Total liabilities	173,086	402,627

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 0.0000 and 413.8301 Units outstanding at March 31, 2009 and December 31, 2008, respectively	0	64,598
Other Unitholders – 38,467.4107 and 38,805.1498 Units outstanding at March 31, 2009 and December 31, 2008, respectively	5,616,117	6,057,357

Total unitholders’ capital (Net Asset Value)	5,616,117	6,121,955

Total liabilities and unitholders’ capital	$5,789,203	$6,524,582

Net Asset Value per Other Unitholders and Managing Owner Unit

March 31, 2009	December 31, 2008
$146.00	$156.10

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009		December 31, 2008
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital
OPEN FUTURES CONTRACTS

OPEN LONG FUTURES CONTRACTS

Description

Commodities	$(1,231)	(0.02)%	$4,203	0.07%
Currency	2,632	0.05%	30,403	0.50%
Interest rates	37,889	0.67%	120,632	1.97%
Metals	32,167	0.57%	(29,181)	(0.48)%
Stock index	794	0.01%	0	0.00%

Unrealized gain on open long futures contracts	$72,251	1.28%	$126,057	2.06%

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	$(17,006)	(0.30)%	$5,878	0.10%
Currency	13,775	0.25%	(3,848)	(0.06)%
Energy	12,770	0.23%	(1,110)	(0.02)%
Interest rate	(16,869)	(0.30)%	(28,628)	(0.47)%
Metals	(54,463)	(0.97)%	120,963	1.97%
Stock index	(2,522)	(0.04)%	(3,657)	(0.06)%

Unrealized gain (loss) on open short futures contracts	$(64,315)	(1.13)%	$89,598	1.46%

Unrealized gain on open futures contracts, net	$7,936	0.15%	$215,655	3.52%

OPEN FORWARD CURRENCY CONTRACTS

Description
Long forward currency contracts	$(3,007)	(0.05)%	$0	0.00%
Short forward currency contracts	(2,001)	(0.04)%	(747)	(0.01)%

Unrealized loss on open forward currency contracts, net	$(5,008)	(0.09)%	$(747)	(0.01)%

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31
	2009	2008
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$11,309	$519,108
Change in unrealized	(211,980)	(91,015)
Brokerage commissions	(6,660)	(7,044)

Net gain (loss) from trading	(207,331)	421,049

NET INVESTMENT LOSS
INCOME
Interest income	5,487	40,959

EXPENSES
Managing Owner brokerage commissions	141,752	117,930
Advisor profit shares	0	76,429
Operating expenses	43,729	43,732

Total expenses	185,481	238,091

Net investment loss	(179,994)	(197,132)

NET INCOME (LOSS) FROM TRUST OPERATIONS	(387,325)	223,917

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	7,512	240,551
Change in unrealized	(9,811)	(28,946)
Interest income	36	7,640

Total revenues (losses)	(2,263)	219,245

EXPENSES
Brokerage commissions and other transaction fees	141	868
Advisor profit shares	201	39,780
Management fees	2,774	8,587
Operating expenses	1,236	3,252

Total expenses	4,352	52,487

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(6,615)	166,758

NET INCOME (LOSS)	$(393,940)	$390,675

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholders and Managing Owner Unit	$(10.11)	$8.92

Weighted average number of Unitholders and Managing Owner Units outstanding	38,966	43,780

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Three Months Ended March 31, 2009
Balances at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955
Redemptions	(751.5692)	(60,418)	(51,480)	(111,898)
Net loss for the three months ended March 31, 2009		(4,180)	(389,760)	(393,940)

Balances at March 31, 2009	38,467.4107	$0	$5,616,117	$5,616,117

Three Months Ended March 31, 2008
Balances at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462
Redemptions	(1,097.5005)	(10,380)	(126,838)	(137,218)
Net income for the three months ended March 31, 2008		4,940	385,735	390,675

Balances at March 31, 2008	43,284.5207	$61,477	$5,554,442	$5,615,919

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

Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At March 31, 2009, the sole members of the Company are the Fund, Futures Strategic Trust (“FST”) and Diversified Futures Trust I (“DFT”). Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Fund, FST, and DFT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2009 and the condensed statements of operations and changes in unitholders’ capital for the three months ended March 31, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2008.

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

Commodity futures and forward transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the condensed statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the condensed statement of operations, include exchange and other trading fees, and are charged to expense when incurred.

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

For the three months ended March 31, 2009 and 2008, the Fund indirectly earned income or loss through its investment in the Company (see Note 5).

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Fund has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FIN 48 on the Fund’s financial statements. The adoption of FIN 48 had no material impact on the Fund, as the Fund’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$7,936	$0	$0	$7,936
Investment in WCM Pool LLC, at fair value	$0	$349,368	$0	$349,368
Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(5,008)	$0	$(5,008)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$215,655	$0	$0	$215,655
Investment in WCM Pool LLC, at fair value	$0	$638,493	$0	$638,493
Transfers in (out)	$0	$638,493	$(638,493)	$0

Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(747)	$0	$(747)

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Investments classified as Level 2 and Level 3 under SFAS 157 include the Fund’s investment in the Company and are valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and Level 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Fund’s financial statements and therefore, the Fund’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the three months ended March 31 2008 is provided in Note 5 of the Fund’s financial statements. Of the $166,758 income for the three months ended March 31 2008, reported on Level 3 investments in Note 5, $(28,946) represents a change in unrealized loss allocated from the Company on the Fund’s condensed statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FSP FAS157-3 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Fund adopted FSP FAS 157-4 effective January 1, 2009. As required, the Fund also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2, and their impact on the Fund’s financial statements. The adoption of these standards did not have an impact on the Fund’s financial statements.

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

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FSP FIN 39-1 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of the Fund, evaluated the impact adopting SFAS 161 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

D.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 and December 31, 2008, restricted cash totaled $401,685 and $401,868, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund is allocated its pro-rata share of interest from the Company.

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

The investment in the Company is reported in the Fund’s condensed statements of financial condition at the net asset value as reported by the Company, which the Managing Owner considers an appropriate estimate of fair value. The Fund records its proportionate share of the Company’s income or loss in the condensed statements of operations. Valuation of futures and forwards currency contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Investment in WCM Pool LLC (Continued)

Through its investment in the Company, the Fund pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement.

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

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the condensed statements of operations.

I.	Interest Income

Interest income is recorded on an accrual basis.

Note 2.	MANAGING OWNER

The Managing Owner conducts and manages the business of the Fund. Effective December 1, 2008, the Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund or net worth of at least $1,000,000. As such, the Managing Owner redeemed its entire Interest in the Fund in 2009.

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

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. No incentive fees were earned by the Managing Owner during the three months ended March 31, 2009 and 2008.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	First Quarter 2009	First Quarter 2008
Commissions	$141,752	$117,930
General and administrative	9,505	9,683

	$151,257	$127,613

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $46,600, and $47,462, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at March 31, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

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

Through June 30, 2008 (no additional payments have been received through March 31, 2009), the Managing Owner paid the Fund principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the March 31, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of March 31, 2009 was $1,638.

Prior to February 23, 2009, any portion of the principal amount, which was not demanded by the Fund prior to August 31, 2009, would be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009.

On February 23, 2009, the Managing Owner and the Fund agreed to modify the terms of the Note such that the portion of the principal amount of the Note which has not been demanded by the Fund prior to August 31, 2010 shall be due and payable by the Managing Owner along with all accrued and unpaid interest on August 31, 2010, unless the Managing Owner and the Fund agree to a further extension of the Note.

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $37,350 of brokerage commissions payable to the Managing Owner as of March 31, 2009.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the three months ended March 31, 2009 and 2008, incentive fees earned by various commodity trading advisors totaled $201 and $116,209, respectively, of which $0 was payable at March 31, 2009.

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 2.40% and 3.96% of the net asset value of the Company at March 31, 2009 and December 31, 2008, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WCM POOL LLC (CONTINUED)

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value March 31, 2009
WCM Pool LLC	$638,493	$(6,615)	$(282,510)	$349,368

	Net Asset Value December 31, 2007	Income*	Redemptions	Net Asset Value March 31, 2008
WCM Pool LLC	$1,732,978	$166,758	$(329,526)	$1,570,210

*	Included in earnings and includes $(9,811) and $(28,946) for the three months ended March 31, 2009 and 2008, respectively, attributable to the change in unrealized losses.

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in Units were made by subscription agreement, subject to acceptance by the Managing Owner. As of February 28, 2006, the Managing Owner suspended additional contributions to the Fund. A Unitholder may request and receive redemption of Units owned, subject to restrictions in the Trust Agreement. The Fund is not required to make distributions, but may do so at the sole discretion of the Managing Owner. The Managing Owner has not made and does not presently intend to make any distributions.

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

Credit Risk

When entering into futures or forward contracts (including foreign exchange), the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouse are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by the Fund as the Fund’s interbank market maker, is the sole counterparty. The Fund has entered into a master netting agreement with its interbank market maker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Fund’s contracts is the net unrealized gain included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Fund’s contracts may result in greater loss than non-performance on all of the Fund’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Credit Risk (Continued)

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $1,677,538 and $3,796,610, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $150,751 and $234,481 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009, all of the Fund’s open futures contracts mature within thirty-nine months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$156.10	$120.83

Income (loss) from operations:(5)
Gain (loss) from trading(1)	(5.20)	14.60
Net investment loss(1),(6),(7)	(4.90)	(5.69)

Total income (loss) from operations	(10.10)	8.91

Net asset value per Unit at end of period	$146.00	$129.74

Total Return(2)	(6.47)%	7.37%

Supplemental Data
Ratios to average net asset value:(5)
Expenses prior to incentive fees(3)	13.21%	13.25%
Incentive fees(2),(6)	0.00%	2.12%

Total expenses	13.21%	15.37%

Net investment loss(3),(4)	(12.84)%	(9.70)%

Total returns are calculated based on the change in value of a Unit during the period. An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)

The net investment loss per Unit is calculated by dividing the net investment loss by the weighted average number of Units outstanding during the period. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Represents interest income less total expenses (exclusive of incentive fees).

(5)	Includes the Fund’s proportionate share of income and expenses from WCM Pool LLC.

(6)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.

(7)	Represents interest income less total expenses (inclusive of incentive fees).

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

March 31, 2009

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$15,341,471	$19,431,990
Interest receivable	30	479
Net unrealized gain on open futures contracts	0	269,887

Total assets	$15,341,501	$19,702,356

LIABILITIES
Net unrealized loss on open futures contracts	$34,068	$0
Accrued expenses payable	42,558	38,738
Management fees payable	25,768	66,550
Incentive fees payable	593	100,116
Redemptions payable	708,760	3,367,541

Total liabilities	811,747	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	10,601,350	11,561,900
Member KGT	349,368	638,493
Member FST	3,579,036	3,929,018

Total members’ capital (Net Asset Value)	14,529,754	16,129,411

Total liabilities and members’ capital	$15,341,501	$19,702,356

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.00%	$724	0.00%	$32
Currencies	(0.04)%	(5,198)	0.20%	31,725
Interest rates	0.79%	112,867	2.32%	375,048

Net unrealized gain on futures contracts purchased	0.75%	108,393	2.52%	406,805

Futures contracts sold:
Commodities	(0.19)%	(28,125)	(0.27)%	(43,517)
Currencies	(0.73)%	(105,621)	(0.58)%	(92,971)
Interest rates	0.00%	(531)	0.00%	(833)
Stock indices	(0.06)%	(8,184)	0.00%	403

Net unrealized loss on futures contracts sold	(0.98)%	(142,461)	(0.85)%	(136,918)

Net unrealized gain (loss) on open futures contracts	(0.23)%	$(34,068)	1.67%	$269,887

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Realized	$174,800	$3,132,167
Change in unrealized	(303,955)	(506,342)
Interest income	993	94,556

Total revenues (losses)	(128,162)	2,720,381

EXPENSES
Brokerage commissions	4,177	11,015
Management fees	79,784	108,631
Incentive fees	593	493,010
Operating expenses	35,388	41,131

Total expenses	119,942	653,787

NET INCOME (LOSS)	$(248,104)	$2,066,594

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

		Members’ Capital
		Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2009
Members’ capital at December 31, 2008		$11,561,900	$638,493	$3,929,018	$16,129,411
Redemptions		(778,184)	(282,510)	(290,859)	(1,351,553)
Net loss for the three months ended March 31, 2009		(182,366)	(6,615)	(59,123)	(248,104)

Members’ capital at March 31, 2009		$10,601,350	$349,368	$3,579,036	$14,529,754

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2008
Members’ capital at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(156,170)	(383,643)	(329,526)	(143,081)	(1,012,420)
Net income for the three months ended March 31, 2008	326,739	1,142,071	166,758	431,026	2,066,594

Members’ capital at March 31, 2008	$3,335,747	$11,813,736	$1,570,210	$4,484,524	$21,204,217

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 and commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) has been delegated administrative authority over the operations of the Company. The Company currently consists of three members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”) and Kenmar Global Trust (“Member KGT”) (collectively, the “Members”), (See Note 10). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Member DFT I, Member DFFLP and Member KGT contributed their net assets to the Company effective as of January 1, 2007, while Member FST invested in the Company on April 1, 2007. Preferred is also the managing owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, and the condensed statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the condensed financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred evaluated the impact of adopting FIN 48 on the Company’s condensed financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on March 31, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(34,068)	$0	$0	$(34,068)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred evaluated the impact of adopting FSP FAS 157-3 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted FSP FAS 157-4 effective January 1, 2009. As required, the Company also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on the Company’s financial statements. The adoption of these standards did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred evaluated the impact of adopting SFAS 159 and its impact on the Company’s financial statements.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred evaluated the impact of adopting SFAS 161 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 and December 31, 2008, restricted cash totaled $679,667 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	FEES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the three months ended March 31, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $493,010, respectively, of which $593 remains payable at March 31, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
General and administrative	$8,270	$4,810

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $6,000 and $7,480, respectively.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK (CONTINUED)

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

Of the Company’s $708,760 of redemptions payable at March 31, 2009, $9,558 represents redemptions payable to Member DFFLP, which redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. The $9,558 of redemptions was subsequently paid to Member DFFLP in April 2009.

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $9,559,192 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $75,213 and $1,274,591 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2009 (Unaudited)			Three Months Ended March 31, 2008 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return:(1),(4)
Total return before incentive fee	(1.61)%	(1.61)%	(1.61)%	12.88%	12.87%	12.87%	12.87%
Incentive fee	0.01%	0.01%	0.01%	(2.52)%	(2.51)%	(2.51)%	(2.51)%

Total return after incentive fee	(1.60)%	(1.60)%	(1.60)%	10.36%	10.36%	10.36%	10.36%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.06%	3.31%	3.05%	3.08%	3.07%	3.12%	3.06%
Incentive fee(1)	0.00%	0.04%	0.01%	2.36%	2.35%	2.45%	2.34%

Total expenses and incentive fee	3.06%	3.35%	3.06%	5.44%	5.42%	5.57%	5.40%

Net investment loss(2),(3)	(3.03)%	(3.28)%	(3.03)%	(1.27)%	(1.27)%	(1.25)%	(1.26)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member DFFLP redeemed all of its membership interest in the Company and terminated its fund operations as of December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

Effective April 1, 2009, World Monitor Trust II Series D and F will contribute their net assets to the Company and receive Voting Membership Interests as new Members of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2009 (“First Quarter 2009”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective December 1, 2008, in accordance with the Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Registrant or a net worth of at least $1,000,000. As such, the Managing Owner redeemed its entire interest in the Registrant in 2009.

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at March 31, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through March 31, 2009, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s March 31, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of March 31, 2009 was $1,638.

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

The Trading Advisor and the Trading Vehicle

As of March 31, 2009, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, a portion of Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. As of March 31, 2009, Registrant, Diversified Futures Trust I and Futures Strategic Trust are the sole members of the Trading Vehicle. Effective April 1, 2009, World Monitor Trust II – Series D and World Monitor Trust II – Series F received a voting membership interest into the Trading Vehicle. Preferred is the managing owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 6.22% of its net asset value to the Trading Vehicle as of March 31, 2009. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

The term “Trading Advisor”, as used herein, refers either to Transtrend or Winton, depending upon the applicable period or context discussed. The term “Trading Advisory Agreement”, as used herein, refers to the Transtrend Advisory Agreement or Trading Vehicle Advisory Agreement, depending upon the applicable period or context discussed.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2008.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues – Unrealized or Trading Gains (Losses) – Change in Unrealized in the Condensed Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters and/or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $7,936 or 2.25% of the Registrant’s investments at March 31, 2009 are classified as Level 1, $344,360 or 97.75% are classified as Level 2 and $0 or 0.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $215,655 or 25.27% of the Registrant’s investments at December 31, 2008 are classified as Level 1, $637,746 or 74.73% are classified as Level 2 and $0 or 0.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Changes in the Level 3 fair value category for the note receivable, Managing Owner (see Note 1) of the Registrant’s financial statements, included in the Registrant’s 2008 Annual Report, result from a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero.

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and are valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in Level 3 fair value category for the period January 1, 2008 to March 31, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $166,758 income for the period January 1, 2008 to March 31, 2008 reported on Level 3 investments in Note 5, of Registrant’s financial statements, $(28,946) represents a change in unrealized loss allocated from the Trading Vehicle on the Registrant’s condensed statement of operations.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Registrant, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, and their impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

Liquidity and Capital Resources

Registrant commenced operations on May 22, 1997. Contributions were raised through the initial and continuous offering of Other Unitholder Units (“Limited Interests”) and Managing Owner’s Units (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant through February 28, 2006. The continuous offering period ended on February 28, 2006.

Limited Interests in Registrant may be redeemed on a monthly basis. For First Quarter 2009, redemptions of Limited Interests and General Interests were $51,480 and $60,418, respectively. For the quarter ending March 31, 2008 (“First Quarter 2008”), redemptions of Limited Interests and General Interests were $126,838 and $10,380, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

For First Quarter 2009 and First Quarter 2008, there were no subscriptions in Limited Interests or General Interests.

At March 31, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading (either directly or through its investment in the Trading Vehicle). A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts (directly and through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2009 and First Quarter 2008:

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

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

Once again, Asia was a hotbed of volatility as the major indices incurred double-digit declines. Akin to the US and Europe, financial and credit issues were key negative factors. Japan was impacted by negative economic data and, unlike the US, Japan concluded the period on a defensive note. The Nikkei lost 2.3% in the final session, finishing down over 18% for the quarter. In Hong Kong, the Hang Seng Index exhibited extreme volatility and ended the quarter with an almost 19% loss. In Australia, the All Ordinaries Index benefited from high commodity prices but not from the Reserve Bank’s very tight monetary policy and ended the quarter down roughly 15.7%.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2009 and First Quarter 2008 are presented below.

First Quarter 2009

Currencies: (-) Registrant experienced a majority of its gains in New Zealand dollar and Danish krone. The majority of losses were experienced in the euro, US and Canadian dollars, Swiss franc, Japanese yen, British pound and Columbian peso.

Energies: (+) Registrant experienced a majority of its gains in crude oil, gas oil and natural gas. Losses were incurred in reformulated gasoline.

Grains: (-) Registrant experienced losses in bean oil, corn, cotton, wheat, soybeans and rape seed.

Indices: (-) Registrant experienced a majority of its gains in the All Ordinaries Index, DAX, and the S&P MIB 30 Index. Losses were realized in the FTSE, Hang Seng, Nasdax 100 and the OMX Stockholm Index.

Interest Rates: (-) Registrant experienced a majority of its gains in German Bund, Euribor Liffe and LIBOR. The majority of losses were experienced in Eurodollar, German Bobl, Japanese Notes and US Treasury Notes.

Meats: (-) Registrant experienced gains in live hogs. Losses were realized in feeder cattle and live cattle.

Metals: (-) Registrant experienced gains in gold, aluminum and nickel. Losses were incurred in copper, lead, zinc, silver and tin.

Softs: (-) Registrant experienced gains in cocoa, lumber and milk. Losses were realized in coffee, citrus, sugar and rubber.

First Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Polish zloty, Mexican peso, Japanese yen and Swiss franc. The majority of losses were experienced in the British pound, the euro versus the Australian dollar cross and the euro versus the Japanese yen cross.

Energies: (+) Registrant experienced a majority of its losses in gasoline and kerosene. Gains were experienced in crude oil, gas oil, heating oil and natural gas.

Grains: (+) Registrant experienced losses in barley, rapeseed, soybean meal and soybeans. The majority of its gains were experienced in bean oil, canola oil, corn, cotton, wheat, soy oil and yellow maize.

Indices: (+) Registrant experienced a majority of its gains in the Australian All Ordinaries, FTSE 100, Goldman Sachs Commodity, Nikkei and Russell 1000 indices. The majority of losses were experienced in the DAX, Russell 2000, Taiwan SIMEX and Dow Jones STOXX 50 indices.

Interest Rates: (+) Registrant experienced a majority of its losses in British Gilts, Euroswiss and 3-year and 10 year Australian Bonds. The majority of gains were experienced in Eurodollars, U.S. Treasury Notes, German Bobl and Japanese Government Bonds.

Meats: (+) Registrant experienced losses in feeder cattle and live cattle. Gains were seen in live hogs.

Metals: (+) Registrant’s losses were experienced in copper, aluminum, lead and nickel. Gains were made in gold, silver, platinum and zinc.

Softs: (+) Registrant experienced losses in sugar and milk. Gains were experienced in coffee, cocoa, lumber, palm oil, rubber and orange juice.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2009 was $146.00, a decrease of 6.47% from the December 31, 2008 Net Asset Value per Interest of $156.10. The Net Asset Value per Interest as of March 31, 2008 was $129.74, an increase of 7.37% from the December 31, 2007 Net Asset Value per Interest of $120.83. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2009 and First Quarter 2008 were approximately $(203,000) and $640,000, respectively.

Registrant’s average net asset level increased for First Quarter 2009 compared to First Quarter 2008 due to the effect of favorable trading performance leading into 2009 which more than offset the effect of redemptions.

Registrant’s average net asset level remained relatively unchanged during First Quarter 2008 in comparison to First Quarter 2007 primarily due to positive trading performance substantially offsetting the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during First Quarter 2009 was approximately $6,000, a decrease of approximately $43,000, as compared to First Quarter 2008 primarily due to declining interest rates which more than offset the increase in average net assets discussed above. Interest income during First Quarter 2008 was approximately $49,000, a decrease of approximately $23,000 as compared to First Quarter 2007 primarily due to declining interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during First Quarter 2009 were approximately $149,000, an increase of approximately $23,000, as compared to First Quarter 2008 primarily due to an increase in average net assets as discussed above. Commissions and other transaction fees during First Quarter 2008 were approximately $126,000, a decrease of approximately $5,000 as compared to First Quarter 2007 primarily due to redemptions offset in part by positive trading performance as discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle during First Quarter 2009 were approximately $3,000, a decrease of approximately $6,000, as compared to First Quarter 2008 primarily due to the effect of redemptions from the Trading Vehicle. Management fees allocated from the Trading Vehicle during First Quarter 2008 were approximately $9,000, a decrease of approximately $1,000 as compared to First Quarter 2007 due to redemptions offset in part by positive trading performance as discussed above.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares of approximately $200 were earned in First Quarter 2009. Advisor profit shares of approximately $116,000 were earned in First Quarter 2008.

Pursuant to the Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of “New Overall Appreciation” (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees during First Quarter 2009 and First Quarter 2008 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the First Quarter 2009 and First Quarter 2008 were approximately $45,000 and $47,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value,

respectively. Incentive fees payable by the Registrant to the Trading Advisors (directly and through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Registrant’s or Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

KENMAR GLOBAL TRUST

By:	Preferred Investment Solutions Corp., its managing owner			Date: May 15, 2009

	By:	/s/ Kenneth A. Shewer
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 15, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)