Form 10-Q
period 2009-06-30
KENMAR GLOBAL TRUST
filed 2009-08-11
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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

JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

June 30, 2009

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,794,204	$3,815,436
Unrealized gain on open futures contracts, net	51,960	215,655

Total equity in broker trading accounts	1,846,164	4,031,091
Cash and cash equivalents	2,941,105	1,189,383
Interest receivable, net	1,506	108
Investment in WCM Pool LLC, at fair value (2.92% and 10.43% of net asset value, respectively)	158,649	638,493
Unrealized gain on open forward currency contracts, net	3,234	0
Note receivable, Managing Owner	585,193	585,193
Redemptions receivable from WCM Pool LLC	0	80,314

Total assets	$5,535,851	$6,524,582

LIABILITIES
Unrealized loss on open forward currency contracts, net	$0	$747
Accounts payable and other	60,572	36,688
Managing Owner brokerage commissions and other transactions fees payable	42,754	47,838
Managing Owner incentive fees payable	0	39,348
Advisor profit shares	0	197,424
Redemptions payable	0	80,582

Total liabilities	103,326	402,627

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 0.0000 and 413.8301 Units outstanding at June 30, 2009 and December 31, 2008, respectively	0	64,598
Other Unitholders – 38,403.5830 and 38,805.1498 Units outstanding at June 30, 2009 and December 31, 2008, respectively	5,432,525	6,057,357

Total unitholders’ capital (Net Asset Value)	5,432,525	6,121,955

Total liabilities and unitholders’ capital	$5,535,851	$6,524,582

Net Asset Value per Other Unitholders and Managing Owner Unit
June 30, 2009	December 31, 2008
$141.46	$156.10

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS
Description
Commodities	$(15,458)	(0.28)%	$4,203	0.07%
Currency	(1,562)	(0.03)%	30,403	0.50%
Energy	(5,538)	(0.10)%	0	0.00%
Interest rates	55,142	1.01%	120,632	1.97%
Metals	163,621	3.01%	(29,181)	(0.48)%
Stock index	(1,127)	(0.02)%	0	0.00%

Unrealized gain on open long futures contracts	$195,078	3.59%	$126,057	2.06%

OPEN SHORT FUTURES CONTRACTS
Description
Commodities	$70,225	1.29%	$5,878	0.10%
Currency	20,413	0.38%	(3,848)	(0.06)%
Energy	2,210	0.04%	(1,110)	(0.02)%
Interest rates	(40,790)	(0.75)%	(28,628)	(0.47)%
Metals	(197,441)	(3.63)%	120,963	1.97%
Stock index	2,265	0.04%	(3,657)	(0.06)%

Unrealized gain (loss) on open short futures contracts	$(143,118)	(2.63)%	$89,598	1.46%

Unrealized gain on open futures contracts, net	$51,960	0.96%	$215,655	3.52%

OPEN FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$(744)	(0.01)%	$0	0.00%
Short forward currency contracts	3,978	0.07%	(747)	(0.01)%

Unrealized gain (loss) on open forward currency contracts, net	$3,234	0.06%	$(747)	(0.01)%

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$(16,862)	$407,623	$(5,553)	$926,731
Change in unrealized	52,266	214,278	(159,714)	123,263
Brokerage commissions	(8,768)	(6,661)	(15,428)	(13,705)

Net gain (loss) from trading	26,636	615,240	(180,695)	1,036,289

NET INVESTMENT LOSS
INCOME
Interest income	4,863	33,115	10,350	74,074

EXPENSES
Managing Owner brokerage commissions	129,323	129,977	271,075	247,907
Managing Owner incentive fees	0	7,169	0	7,169
Advisor profit shares	0	114,519	0	190,948
Operating expenses	55,009	36,782	98,738	80,514

Total expenses	184,332	288,447	369,813	526,538

Net investment loss	(179,469)	(255,332)	(359,463)	(452,464)

NET INCOME (LOSS) FROM TRUST OPERATIONS	(152,833)	359,908	(540,158)	583,825

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(19,445)	29,193	(11,933)	269,744
Change in unrealized	(208)	65,455	(10,019)	36,509
Interest income	0	5,222	36	12,862

Total revenues (losses)	(19,653)	99,870	(21,916)	319,115

EXPENSES
Brokerage commissions and other transaction fees	109	625	250	1,493
Management fees	1,389	7,662	4,163	16,249
Advisor profit shares	0	16,812	201	56,592
Operating expenses	471	3,032	1,707	6,284

Total expenses	1,969	28,131	6,321	80,618

NET INCOME (LOSS) ALLOCATED FROM WCM POOL LLC	(21,622)	71,739	(28,237)	238,497

NET INCOME (LOSS)	$(174,455)	$431,647	$(568,395)	$822,322

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholders and Managing Owner Unit	$(4.54)	$10.04	$(14.67)	$18.94

Weighted average number of Unitholders and Managing Owner Units outstanding	38,435	43,014	38,734	43,413

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total

Six Months Ended June 30, 2009
Balances at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955
Redemptions	(815.3969)	(60,418)	(60,617)	(121,035)
Net loss for the six months ended June 30, 2009		(4,180)	(564,215)	(568,395)

Balances at June 30, 2009	38,403.5830	$0	$5,432,525	$5,432,525

Six Months Ended June 30, 2008
Balances at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462
Redemptions	(1,796.4469)	(10,380)	(222,625)	(233,005)
Net income for the six months ended June 30, 2008		9,686	812,636	822,322

Balances at June 30, 2008	42,585.5743	$66,223	$5,885,556	$5,951,779

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

Effective January 1, 2007, the Fund contributed a portion of its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At June 30, 2009, the sole members of the Company are the Fund, Futures Strategic Trust (“FST”), Diversified Futures Trust I (“DFT”), World Monitor Trust II Series D (“Series D”), and World Monitor Trust II Series F (“Series F”). On April 1, 2009, Series D and Series F received a voting membership interest in the Company. DFT, FST and the Fund have been members of the Company since 2007.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the managing owner of the Fund, FST, DFT, Series D and Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund and Company execute transactions. Additionally, the Fund and Company are subject to the requirements of the Futures Commission Merchants and interbank market makers through which the Fund and Company trade.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009 and the condensed statements of operations and changes in unitholders’ capital for the three months and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the condensed statement of operations, include exchange and other trading fees, and are charged to expense when incurred.

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

For the six months ended June 30, 2009 and 2008, the Fund indirectly earned income or loss through its investment in the Company (See Note 5).

The Fund has elected not to provide a Statement of Cash Flows since substantially all of the Fund’s investments are highly liquid and carried at fair value, the Fund has little or no debt and a Condensed Statement of Changes in Unitholders’ Capital is provided.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Fund adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to assets and liabilities required to be carried at fair value (investments) in these financial statements.

The Fund considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$51,960	$0	$0	$51,960
Unrealized gain on open forward currency contracts, net	$0	$3,234	$0	$3,234
Investment in WCM Pool LLC, at fair value	$0	$158,649	$0	$158,649

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$215,655	$0	$0	$215,655
Investment in WCM Pool LLC, at fair value	$0	$638,493	$0	$638,493
Transfers in (out)	$0	$638,493	$(638,493)	$0
Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(747)	$0	$(747)

Investments classified as Level 2 and Level 3 under SFAS 157 include the Fund’s investment in the Company and is valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Fund’s financial statements and therefore, the Fund’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 is provided in Note 5 of the Fund’s condensed financial statements. Of the $238,497 gain for the six months ended June 30, 2008, reported on Level 3 investments in Note 5, $36,509 represents a change in unrealized gain allocated from the Company on the Fund’s condensed statement of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FSP FAS 157-3 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Fund adopted FSP FAS 157-4 effective January 1, 2009. As required, the Fund also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, and their impact on the Fund’s financial statements. The adoption of these standards did not have an impact on the Fund’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting SFAS 161 and its impact on the Fund’s financial statements. The adoption of this standard did not have an impact on the Fund’s financial statements.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Fund during the quarter ending June 30, 2009. Preferred, as Managing Owner of the Fund, evaluated the impact of adopting SFAS 165 and its impact on the Fund’s financial statements. The adoption of SFAS 165 did not have a material impact on the Fund’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Fund on January 1, 2010. Preferred, as Managing Owner of the Fund, is evaluating the impact of adopting SFAS 166 and its impact on the Fund’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Fund on January 1, 2010. Preferred, as Managing Owner of the Fund, is evaluating the impact of adopting SFAS 167 and its impact on the Fund’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Fund during the interim period ending September 30, 2009. Preferred, as Managing Owner of the Fund, is evaluating the impact of adopting SFAS 168 and its impact on the Fund’s financial statements.

D.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $557,165 and $401,868, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund is allocated its pro-rata share of interest from the Company.

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

The investment in the Company is reported in the Fund’s condensed statements of financial condition at the net asset value as reported by the Company, which the Managing Owner considers an appropriate estimate of fair value. The Fund records its proportionate share of the Company’s income or loss in the condensed statements of operations. Valuation of futures and forward currency contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report. Through its investment in the Company, the Fund pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement.

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

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. Incentive fees earned by the Managing Owner during the six months ended June 30, 2009 and 2008 were $0 and $7,169, respectively.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commissions	$129,323	$129,977	$271,075	$247,907
General and administrative	12,735	8,523	22,240	18,206

	$142,058	$138,500	$293,315	$266,113

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $46,438 and $47,462, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at June 30, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

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

Through June 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note. No additional payments have been received from the Managing Owner through June 30, 2009, leaving $585,193 of note receivable from the Managing Owner which is reflected on the June 30, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of June 30, 2009 was $1,585.

Prior to February 23, 2009, any portion of the principal amount which was not demanded by the Fund prior to August 31, 2009, would be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009.

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

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $34,363 of brokerage commissions payable to the Managing Owner as of June 30, 2009.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the six months ended June 30, 2009 and 2008, incentive fees earned by various commodity trading advisors totaled $201 and $247,540, respectively, of which $0 was payable at June 30, 2009.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund’s investment in the Company represents approximately 0.58% and 3.96% of the net asset value of the Company at June 30, 2009 and December 31, 2008, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value June 30, 2009
WCM Pool LLC	$638,493	$(28,237)	$(451,607)	$158,649

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value June 30, 2008
WCM Pool LLC	$1,732,978	$238,497	$(563,185)	$1,408,290

*	Included in earnings and includes $(10,019) and $36,509, for the six months ended June 30, 2009 and 2008, respectively, attributable to the change in unrealized gains (losses).

The Fund may make additional contributions to, or redemptions from, the Company on a monthly basis.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $1,607,957 and $3,796,610, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $238,207 and $234,481 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, all of the Fund’s open futures contracts mature within thirty-three months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$146.00	$129.74	$156.10	$120.83

Income (loss) from operations:(5)
Gain (loss) from trading(1)	0.41	16.64	(4.80)	31.23
Net investment loss(1), (6), (7)	(4.95)	(6.62)	(9.84)	(12.30)

Total income (loss) from operations	(4.54)	10.02	(14.64)	18.93

Net asset value per Unit at end of period	$141.46	$139.76	$141.46	$139.76

Total Return(2)	(3.11)%	7.72%	(9.38)%	15.67%

Supplemental Data
Ratios to average net asset value:(5)
Expenses prior to incentive fees (3), (6)	14.08%	12.87%	13.59%	13.06%
Incentive fees(2), (6)	0.00%	2.41%	0.00%	4.54%

Total expenses	14.08%	15.28%	13.59%	17.60%

Net investment loss(3), (4)	(13.73)%	(10.20)%	(13.23)%	(9.96)%

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

(2)	Not annualized.

(3)	Annualized.

(4)	Represents interest income less total expenses (exclusive of incentive fees).

(5)	Includes the Fund’s proportionate share of income and expenses from WCM Pool LLC.

(6)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.

(7)	Represents interest income less total expenses (inclusive of incentive fees).

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENT

The Managing Owner of the Fund has evaluated events and transactions that occurred between June 30, 2009 and August 11, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2009

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$28,349,784	$19,431,990
Interest receivable	0	479
Net unrealized gain on open futures contracts	100,763	269,887

Total assets	$28,450,547	$19,702,356

LIABILITIES
Accrued expenses payable	$61,022	$38,738
Interest payable	14	0
Management fees payable	48,211	66,550
Incentive fees payable	0	100,116
Redemptions payable	908,915	3,367,541

Total liabilities	1,018,162	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	9,436,207	11,561,900
Member KGT	158,649	638,493
Member FST	3,145,766	3,929,018
Member Series D	3,927,779	0
Member Series F	10,763,984	0

Total members’ capital (Net Asset Value)	27,432,385	16,129,411

Total liabilities and members’ capital	$28,450,547	$19,702,356

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.09)%	$(25,176)	0.00%	$32
Currencies	0.57%	155,384	0.20%	31,725
Interest rates	0.01%	2,475	2.32%	375,048
Stock indices	0.01%	3,127	0.00%	0

Net unrealized gain on futures contracts purchased	0.50%	135,810	2.52%	406,805

Futures contracts sold:
Commodities	0.07%	19,469	(0.27)%	(43,517)
Currencies	0.01%	2,209	(0.58)%	(92,971)
Interest rates	(0.21)%	(56,482)	0.00%	(833)
Stock indices	0.00%	(243)	0.00%	403

Net unrealized loss on futures contracts sold	(0.13)%	(35,047)	(0.85)%	(136,918)

Net unrealized gain on open futures contracts	0.37%	$100,763	1.67%	$269,887

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Realized	$(2,214,038)	$420,831	$(2,039,238)	$3,552,998
Change in unrealized	134,831	922,093	(169,124)	415,751
Interest income	103	72,590	1,096	167,146

Total revenues (losses)	(2,079,104)	1,415,514	(2,207,266)	4,135,895

EXPENSES
Brokerage commissions	12,330	8,663	16,507	19,678
Management fees	154,014	106,155	233,798	214,786
Incentive fees	0	237,702	593	730,712
Operating expenses	52,913	42,003	88,301	83,134

Total expenses	219,257	394,523	339,199	1,048,310

NET INCOME (LOSS)	$(2,298,361)	$1,020,991	$(2,546,465)	$3,087,585

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Six months ended June 30, 2009
Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411
Additions	0	0	0	4,887,000	14,195,000	19,082,000
Redemptions	(1,198,094)	(451,607)	(475,167)	(624,093)	(2,483,600)	(5,232,561)
Net loss for the six months ended June 30, 2009	(927,599)	(28,237)	(308,085)	(335,128)	(947,416)	(2,546,465)

Balances at June 30, 2009	$9,436,207	$158,649	$3,145,766	$3,927,779	$10,763,984	$27,432,385

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)
Net income for the six months ended June 30, 2008	490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008	$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of five members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I, Member FST and Member KGT have been members of the Company since 2007. Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the Managing Owner of each of the Company’s members and has been delegated administrative authority over the operations of the Company.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, and the condensed statements of operations and the condensed statements of changes in members’ capital (net asset value) for the three months and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact on the investments required to be carried at fair value in these financial statements.

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$100,763	$0	$0	$100,763

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Company during the quarter ending June 30, 2009. Preferred evaluated the impact of adopting SFAS 165 and its impact on the Company’s financial statements. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 166 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 167 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending September 30, 2009. Preferred is evaluating the impact of adopting SFAS 168 and its impact on the Company’s financial statements.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $1,588,840 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $730,712, respectively, of which $0 remains payable at June 30, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative	$8,810	$5,555	$17,080	$10,365

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $6,125 and $7,480, respectively.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker. The Company also earns interest on funds deposited with JP Morgan Chase Bank Nassau branch.

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

Credit Risk (Continued)

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $23,351,272 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(52,326) and $1,274,591 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, all open futures contracts mature within twenty four months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2009 (Unaudited)					Six Months Ended June 30, 2009 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT	Member FST	Member Series D(5)	Member Series F(5)
Total return: (1), (4)
Total return before incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.56)%	(8.56)%	(8.56)%	(7.06)%	(7.06)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.55)%	(8.55)%	(8.55)%	(7.06)%	(7.06)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.22%	2.97%	2.91%	2.92%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%	0.01%	0.00%	0.00%

Total expenses and incentive fee	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.27%	2.98%	2.91%	2.92%

Net investment loss(2), (3)	(2.87)%	(3.14)%	(2.87)%	(2.91)%	(2.92)%	(2.95)%	(3.20)%	(2.95)%	(2.91)%	(2.92)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member DFF LP(5)	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return:(1), (4)
Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2), (3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fees).

(4)	Includes realized and unrealized gains (losses) on securities transactions.

(5)	Member DFF LP redeemed all of its membership interest in the Company and terminated its fund operations as of December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENT

The Managing Owner, has evaluated events and transactions that occurred between June 30, 2009 and August 11, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2009 (“Second Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

Effective December 1, 2008, in accordance with the Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Registrant. As such, the Managing Owner redeemed its entire interest in the Registrant in 2009.

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at June 30, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through June 30, 2009, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,913 of note receivable from the Managing Owner which is reflected on Registrant’s June 30, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of June 30, 2009 was $1,585.

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

The Trading Advisor and the Trading Vehicle

As of June 30, 2009, Registrant’s net assets are managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, a portion of Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to WCM Pool LLC (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. As of June 30, 2009, Registrant, Diversified Futures Trust I, Futures Strategic Trust, World Monitor Trust II – Series D and World Monitor Trust II – Series F are the sole members of the Trading Vehicle. Effective April 1, 2009, World Monitor Trust II – Series D and World Monitor Trust II – Series F received a voting membership interest in the Trading Vehicle. All other members have had a voting membership interest in the Trading Vehicle since 2007. Preferred is the managing owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 2.92% of its net asset value to the Trading Vehicle as of June 30, 2009. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 pm on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Revenues - Unrealized or Trading Gains (Losses) - Change in Unrealized in the Condensed Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters and/or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $51,960 or 24.30% of Registrant’s investments at June 30, 2009 are classified as Level 1, $161,883 or 75.70% are classified as Level 2 and $0 or 0.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. $215,655 or 25.27% of the Registrant’s investments at December 31, 2008 are classified as Level 1, $637,746 or 74.73% are classified as Level 2 and $0 or 0.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Changes in the Level 3 fair value category for the note receivable, Managing Owner (See Note 1) of the Registrant’s financial statements, included in the Registrant’s 2008 Annual Report, result from a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero.

Investments classified as Level 2 and Level 3 under SFAS 157 include the Registrant’s investment in the Trading Vehicle and are valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $238,497 gain for the six months ended June 30, 2008, reported as Level 3 investments in Note 5 of Registrant’s financial statements, $36,509 represents a change in unrealized gain allocated from the Trading Vehicle on the Registrant’s condensed statement of operations.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

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

For Second Quarter 2009, the six months ended June 30, 2009 (“Year-To-Date 2009”), the quarter ending June 30, 2008 (“Second Quarter 2008”), and the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Second Quarter 2009 and Year-To-Date 2009 were $9,137 and $60,617, respectively. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $95,787 and $222,625, respectively.

Redemptions of General Interests for Second Quarter 2009 and Year-To-Date 2009 were $0 and $60,418, respectively. Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $0 and $10,380, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading (either directly or through its investment in the Trading Vehicle). A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2009 and Second Quarter 2008:

Second Quarter 2009

The second quarter of 2009 displayed snippets of evidence that the US economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. US economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

US Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the US and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

The US Dollar Index ended the quarter with a loss of approximately 5%. The US currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

It was a positive overall quarter for global equities, however, US equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the US rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening US dollar, “economic optimism” based on Asian and US data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker US dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a threat of adverse weather.

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

Sector Performance

Due to the nature of Registrant’s trading activities including trading through its investment in the Trading Vehicle, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2009 and Second Quarter 2008 are presented below.

Second Quarter 2009

Currencies: (+) Registrant experienced a majority of its gains in the Australian and New Zealand dollars, Columbian peso, South African rand and Russian ruble. Losses were incurred in Canadian dollar, Israeli shekel, Japanese yen and euro.

Energies: (-) Registrant experienced gains in unleaded gas. Losses were incurred in Brent crude, gas oil and natural gas.

Grains: (+) Registrant experienced a majority of its gains in corn and soybeans. Losses were incurred in wheat and cotton.

Indices: (+) Registrant experienced gains in the Kospi, Hang Seng, Nasdaq and Taiwan Stock Exchange. Losses were incurred in DJ STOXX, CAC and FTSE.

Interest Rates: (-) Registrant experienced a majority of its gains in the 10-year Australian Bond, Eurodollar and German Bobl. Losses were incurred in the Canadian Bond, Euribor, 2-year German Bond, 3-month short sterling and US Treasury Notes.

Meats: (-) Registrant experienced gains in live hogs. Losses were incurred in live and feeder cattle.

Metals: (-) Registrant experienced gains in zinc, tin and copper. Losses were incurred in gold, silver, aluminum, nickel and platinum.

Softs: (+) Registrant experienced gains in dairy, coffee and sugar. Losses were incurred in cocoa and citrus.

Second Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, British pound, Polish zloty, Mexican peso and Turkish lira. The majority of losses were experienced in the Canadian dollar, South African rand and Swiss franc.

Energies: (+) Registrant experienced a majority of its gains in brent crude, crude oil, gas oil, gasoline, heating oil, natural gas and kerosene. There were no overall sector losses for the quarter.

Grains: (+) Registrant experienced gains in corn, soybeans, soybean meal, bean oil, and yellow maize. The losses were attributed to positions in barley, rapeseed, wheat and cotton.

Indices: (+) Registrant experienced a majority of its gains in the Australian All Ordinaries, Dow Jones STOXX 50, Swedish OMX, and the S&P 500. The majority of losses were experienced in the Nikkei, Russell 2000 and Russell 1000 indices.

Interest Rates: (+) Registrant experienced a majority of its gains in Euribor, German Bonds and London Gilts. The losses were attributed to positions in U.S. Treasury Notes, British Sterling, the Eurodollar and Canadian rates.

Meats: (-) Registrant experienced losses in feeder cattle and live hogs. Gains were seen in live cattle.

Metals: (+) Registrant experienced gains in lead, zinc, nickel and platinum. Losses were experienced in gold, silver, copper and aluminum.

Softs: (+) Registrant experienced gains in coffee, cocoa, rubber and milk. Losses were experienced in palm oil, lumber, orange juice and sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2009 was $141.46, a decrease of 9.38% from the December 31, 2008 Net Asset Value per Interest of $156.10 and a decrease of 3.11% from the March 31, 2009 Net Asset Value per Interest of $146.00. The Net Asset Value per Interest as of June 30, 2008 was $139.76, an increase of 15.67% from the December 31, 2007 Net Asset Value per Interest of $120.83 and an increase of 7.72% from the March 31, 2008 Net Asset Value per Interest of $129.74. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $16,000 and $(187,000), respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $717,000 and $1,356,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2009 in comparison to Second Quarter 2008 primarily due to the effect of redemptions and negative trading performance. Registrant’s average net asset level increased during Year-To-Date 2009 in comparison to Year-To-Date 2008 primarily due to significant positive trading performance during the Fourth Quarter 2008 leading into 2009 offset partially by the effects and timing of redemptions. Registrant’s average net assets increased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to positive trading performance offset partially by redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2009 was approximately $5,000, a decrease of approximately $33,000 as compared to Second Quarter 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Year-To-Date 2009 was approximately $10,000, a decrease of approximately $77,000 as compared to Year-To-Date 2008, primarily due to declining interest rates offset partially by increased average net asset levels discussed above. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $38,000 and $87,000, respectively, a decrease of approximately $24,000 and $47,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates and the effects of redemptions discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Second Quarter 2009 were approximately $138,000, an increase of approximately $1,000 as compared to Second Quarter 2008, primarily due to the lingering effects of positive trading performance during the Fourth Quarter 2008 leading into 2009 which offset the effects and timing of redemptions. Commissions and other transaction fees during Year-To-Date 2009 were approximately $287,000, an increase of approximately $24,000 as compared to Year-To-Date 2008, primarily due to increased average net assets discussed above. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $137,000 and $263,000, respectively, an increase of approximately $16,000 and $11,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net assets discussed above.

Management fees are calculated on the Net Asset Value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Second Quarter 2009 were approximately $1,000, a decrease of approximately $7,000 as compared to

Second Quarter 2008, primarily due to the effects and timing of Registrant’s redemptions from the Trading Vehicle, and the Trading Vehicle’s negative trading performance in 2009. Management fees during Year-To-Date 2009 were approximately $4,000, a decrease of approximately $12,000 as compared to Year-To-Date 2008, primarily due to the effects of redemptions discussed above. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $8,000 and $16,000, respectively, a decrease of approximately $2,000 and $4,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to the effects of redemptions discussed above.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Second Quarter 2009 and Year-To-Date 2009 were $0 and $201, respectively. Advisor profit shares during Second Quarter 2008 and Year-To-Date 2008 were approximately $131,000 and $248,000, respectively.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees during Second Quarter 2009 and Year-To-Date 2009 were $0 and $0, respectively. Managing Owner incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $7,000 and $7,000, respectively.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the Second Quarter 2009 and Year-To-Date 2009 were approximately $55,000 and $100,000, respectively. Operating expenses during the Second Quarter 2008 and Year-To-Date 2008 were approximately $40,000 and $87,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: August 11, 2009
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 11, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)