Form 10-Q
period 2009-09-30
KENMAR GLOBAL TRUST
filed 2009-11-13
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2009

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

SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

September 30, 2009

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,536,754	$3,815,436
Unrealized gain on open futures contracts, net	133,428	215,655

Total equity in broker trading accounts	1,670,182	4,031,091
Cash and cash equivalents	2,860,424	1,189,383
Interest receivable, net	1,420	108
Investment in KMP Futures Fund I LLC, at fair value (0.00% and 10.43% of net asset value, respectively)	0	638,493
Note receivable, Managing Owner	585,193	585,193
Unrealized gain on open forward currency contracts, net	7,519	0
Redemptions receivable from KMP Futures Fund I LLC	16,236	80,314

Total assets	$5,140,974	$6,524,582

LIABILITIES
Unrealized loss on open forward currency contracts, net	$0	$747
Accounts payable and other	97,788	36,688
Managing Owner brokerage commissions and other transactions fees payable	47,191	47,838
Managing Owner incentive fees payable	0	39,348
Advisor profit shares	0	197,424
Redemptions payable	6,626	80,582

Total liabilities	151,605	402,627

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 0.0000 and 413.8301 Units outstanding at September 30, 2009 and December 31, 2008, respectively	0	64,598
Other Unitholders – 37,708.4169 and 38,805.1498 Units outstanding at September 30, 2009 and December 31, 2008, respectively	4,989,369	6,057,357

Total unitholders’ capital (Net Asset Value)	4,989,369	6,121,955

Total liabilities and unitholders’ capital	$5,140,974	$6,524,582

Net Asset Value per Other Unitholders and Managing Owner Unit

September 30, 2009	December 31, 2008
$132.31	$156.10

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009		December 31, 2008
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS
Description
Commodities	$3,342	0.07%	$4,203	0.07%
Currency	35,501	0.71%	30,403	0.50%
Interest rates	52,784	1.06%	120,632	1.97%
Metals	41,531	0.83%	(29,181)	(0.48)%
Stock index	10,349	0.21%	0	0.00%

Unrealized gain on open long futures contracts	$143,507	2.88%	$126,057	2.06%

OPEN SHORT FUTURES CONTRACTS
Description
Commodities	$18,811	0.38%	$5,878	0.10%
Currency	36,415	0.73%	(3,848)	(0.06)%
Energy	(21,392)	(0.43)%	(1,110)	(0.02)%
Interest rates	(3,099)	(0.06)%	(28,628)	(0.47)%
Metals	(40,714)	(0.82)%	120,963	1.97%
Stock index	(100)	0.00%	(3,657)	(0.06)%

Unrealized gain (loss) on open short futures contracts	$(10,079)	(0.20)%	$89,598	1.46%

Unrealized gain on open futures contracts, net	$133,428	2.68%	$215,655	3.52%

OPEN FORWARD CURRENCY CONTRACTS
Description
Long forward currency contracts	$(6,453)	(0.13)%	$0	0.00%
Short forward currency contracts	13,972	0.28%	(747)	(0.01)%

Unrealized gain (loss) on open forward currency contracts, net	$7,519	0.15%	$(747)	(0.01)%

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$(247,315)	$249,882	$(252,868)	$1,176,613
Change in unrealized	85,753	(58,608)	(73,961)	64,655
Brokerage commissions	(9,188)	(8,517)	(24,616)	(22,222)

Net gain (loss) from trading	(170,750)	182,757	(351,445)	1,219,046

NET INVESTMENT LOSS
INCOME
Interest income	4,545	23,220	14,895	97,294

EXPENSES
Managing Owner brokerage commissions	120,831	124,327	391,906	372,234
Managing Owner incentive fees	0	(5,489)	0	1,680
Advisor profit shares	0	28,120	0	219,068
Operating expenses	60,642	48,113	159,380	128,627

Total expenses	181,473	195,071	551,286	721,609

Net investment loss	(176,928)	(171,851)	(536,391)	(624,315)

NET INCOME (LOSS) FROM TRUST OPERATIONS	(347,678)	10,906	(887,836)	594,731

NET INCOME (LOSS) ALLOCATED FROM KMP FUTURES FUND I LLC:
REVENUES
Realized	(3,155)	(38,139)	(15,088)	231,605
Change in unrealized	1,760	(58,864)	(8,259)	(22,355)
Interest income	1	4,419	37	17,281

Total revenues (losses)	(1,394)	(92,584)	(23,310)	226,531

EXPENSES
Broker commissions and other transaction fees	29	441	279	1,934
Management fees	429	5,732	4,592	21,981
Advisor profit shares	0	0	201	56,592
Operating expenses	242	1,490	1,949	7,774

Total expenses	700	7,663	7,021	88,281

NET INCOME (LOSS) ALLOCATED FROM KMP FUTURES FUND I LLC	(2,094)	(100,247)	(30,331)	138,250

NET INCOME (LOSS)	$(349,772)	$(89,341)	$(918,167)	$732,981

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholders and Managing Owner Unit	$(9.20)	$(2.17)	$(23.86)	$17.19

Weighted average number of Unitholders and Managing Owner Units outstanding	38,015	41,246	38,480	42,629

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Total	Unitholders’ Capital
	Number of Units	Managing Owner	Other Unitholders	Total
Nine Months Ended September 30, 2009
Balances at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955
Redemptions	(1,510.5630)	(60,418)	(154,001)	(214,419)
Net loss for the nine months ended September 30, 2009		(4,180)	(913,987)	(918,167)

Balances at September 30, 2009	37,708.4169	$0	$4,989,369	$4,989,369

Nine Months Ended September 30, 2008
Balances at December 31, 2007	44,382.0212	$66,917	$5,295,545	$5,362,462
Redemptions	(4,007.5187)	(18,661)	(504,538)	(523,199)
Net income for the nine months ended September 30, 2008		8,858	724,123	732,981

Balances at September 30, 2008	40,374.5025	$57,114	$5,515,130	$5,572,244

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

Effective January 1, 2007, the Fund contributed a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Company”) (See Note 9), and received a voting membership interest in the Company. The Company was formed to function as an aggregate trading vehicle. Effective September 30, 2009, the Fund fully redeemed its membership interest from the Company. The sole members of the Company are Futures Strategic Trust (“FST”), Diversified Futures Trust I (“DFT”), World Monitor Trust II Series D (“Series D”), and World Monitor Trust II Series F (“Series F”) at September 30, 2009. On April 1, 2009, Series D and Series F received a voting membership interest in the Company. DFT and FST have been members of the Company since 2007.

Should the Managing Owner make a determination that the Fund’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of the Fund, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of the Fund as of the close of business on any business day declines below $250,000, the Managing Owner may dissolve the Fund.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the managing owner of the Fund, FST, DFT, Series D and Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures, forward and option contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

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

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2009 and the condensed statements of operations and changes in unitholders’ capital for the three months and nine months ended September 30, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, and the results of operations for the three months and nine months ended September 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The financial statements of the Fund are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units redeemed based on their respective time outstanding during such period.

For the nine months ended September 30, 2009 and 2008, the Fund indirectly earned income or loss through its investment in the Company (See Note 5).

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

The Fund accounts for financial assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).

The Fund considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on September 30, 2009 or December 31, 2008.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$133,428	$0	$0	$133,428
Unrealized gain on open forward currency contracts, net	$0	$7,519	$0	$7,519

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$215,655	$0	$0	$215,655
Investment in KMP Futures Fund I LLC, at fair value	$0	$638,493	$0	$638,493
Transfers in (out)	$0	$638,493	$(638,493)	$0
Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(747)	$0	$(747)

Investments classified as Level 2 and Level 3 include the Fund’s investment in the Company and is valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Fund’s financial statements and therefore, the Fund’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 is provided in Note 5 of the Fund’s condensed financial statements. Of the $138,250 gain for the nine months ended September 30, 2008, reported on Level 3 investments in Note 5, $(22,355) represents a change in unrealized loss allocated from the Company on the Fund’s condensed statement of operations.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting (Continued)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Fund adopted the guidance effective January 1, 2009. As required, the Fund also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Fund’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Fund adopted the guidance effective January 1, 2009. The following table summarizes quantitative information required by the guidance.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the condensed statement of financial condition as of September 30, 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the three and nine months ended September 30, 2009 is as follows:

	Trading Revenue for the Three Months Ended September 30, 2009	Trading Revenue for the Nine Months Ended September 30, 2009
Type of Instrument
Commodities Contracts	$(217,987)	$(280,102)
Currency Contracts	1,857	76,704
Interest Rate Contracts	(67,635)	(197,685)
Metals Contracts Stock Indices Contracts	10,139 82,202	(51,029 87,753)
Forward Currency Contracts	29,862	37,530

Total	$(161,562)	$(326,829)

Line item in Condensed Statements of Operations
Realized	$(247,315)	$(252,868)
Change in unrealized	85,753	(73,961)

Total	$(161,562)	$(326,829)

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting (Continued)

Effective for the quarter ending June 30, 2009, the Fund adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on the Fund’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for the Fund on January 1, 2010. Preferred, as Managing Owner of the Fund, is evaluating the impact of adopting SFAS 166 and its impact on the Fund’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Fund on January 1, 2010. Preferred, as Managing Owner of the Fund, is evaluating the impact of adopting SFAS 167 and its impact on the Fund’s financial statements.

Effective July 1, 2009, the Fund adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Basis of Accounting (Continued)

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. Preferred, as Managing Owner of the Fund, is evaluating the impact this guidance will have on the Fund’s financial statements.

D. Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of September 30, 2009 and December 31, 2008, restricted cash totaled $641,182 and $401,868, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund is allocated its pro-rata share of interest from the Company.

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

F. Investment in KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (See Note 9)

The investment in the Company was reported in the Fund’s condensed statements of financial condition at the net asset value as reported by the Company, which the Managing Owner considered an appropriate estimate of fair value. The Fund recorded its proportionate share of the Company’s income or loss in the condensed statements of operations. Valuation of futures, forward and option contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report. Through its investment in the Company, the Fund paid its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. Profit and Loss Allocation

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

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. MANAGING OWNER (CONTINUED)

The Managing Owner is paid monthly brokerage commissions (“Managing Owner Brokerage Commissions”) equal to 1/12 of 10% (10% annually) of the Fund’s beginning of month Net Asset Value on the first $25 million of Net Asset Value and 1/12 of 9% (9% annually) of the Fund’s beginning of month Net Asset Value in excess of $25 million. The Managing Owner, in turn, pays substantially all actual costs of executing the Fund’s trades, selling commissions and trailing commissions to selling agents, and fees to the commodity trading advisors. Managing Owner Brokerage Commissions are reduced by brokerage commissions and other trading fees paid directly to brokers by the Fund, as well as management fees allocated from the Company. Excluded from the Managing Owner Brokerage Commissions are the Transtrend or Company incentive fee payments.

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. Incentive fees earned by the Managing Owner during the nine months ended September 30, 2009 and 2008 were $0 and $1,680, respectively.

Note 3. RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commissions	$120,831	$124,327	$391,906	$372,234
General and administrative	14,842	9,498	37,082	27,704

	$135,673	$133,825	$428,988	$399,938

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the condensed statements of financial condition) as of September 30, 2009 and December 31, 2008 were $42,388 and $47,462, respectively.

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

(Unaudited)

Note 3. RELATED PARTIES (CONTINUED)

represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at September 30, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

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

Through June 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note. No additional payments have been received from the Managing Owner through September 30, 2009, leaving $585,193 of note receivable from the Managing Owner which is reflected on the September 30, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of September 30, 2009 was $1,585.

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

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $30,313 of brokerage commissions payable to the Managing Owner as of September 30, 2009.

Note 4. COMMODITY TRADING ADVISORS

The Fund has had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the nine months ended September 30, 2009 and 2008, incentive fees earned by various commodity trading advisors totaled $201 and $275,660, respectively, of which $0 was payable at September 30, 2009.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENT IN THE COMPANY (SEE NOTE 9)

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund fully redeemed its assets from the Company as of September 30, 2009. The Fund’s investment in the Company represents approximately 0.00% and 3.96% of the net asset value of the Company at September 30, 2009 and December 31, 2008, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value September 30, 2009
KMP Futures Fund I LLC	$638,493	$(30,331)	$(608,162)	$0

	Net Asset Value December 31, 2007	Gain*	Redemptions	Net Asset Value September 30, 2008
KMP Futures Fund I LLC	$1,732,978	$138,250	$(980,755)	$890,473

*	Included in earnings and includes $(8,259) and $(22,355), for the nine months ended September 30, 2009 and 2008, respectively, attributable to the change in unrealized losses.

The Fund had been able to make additional contributions to, or redemptions from, the Company on a monthly basis.

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

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Prior to the Fund’s full redemption from the Company on September 30, 2009, the Fund’s investment in the Company was subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company. The Fund bore the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received in respect to the Fund’s investment in the Company.

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2009 and December 31, 2008, such segregated assets totaled $1,488,810 and $3,796,610, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $181,372 and $234,481 at September 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2009, all of the Fund’s open futures contracts mature within thirty-three months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$141.46	$139.76	$156.10	$120.83

Income (loss) from operations:(5)
Gain (loss) from trading(1)	(4.24)	2.70	(9.03)	34.01
Net investment loss(1), (6), (7)	(4.91)	(4.45)	(14.76)	(16.83)

Total income (loss) from operations	(9.15)	(1.75)	(23.79)	17.18

Net asset value per Unit at end of period	$132.31	$138.01	$132.31	$138.01

Total Return(2)	(6.47)%	(1.25)%	(15.24)%	14.22%

Supplemental Data
Ratios to average net asset value:(5)
Expenses prior to incentive fees(3), (6)	14.83%	13.56%	13.99%	13.31%
Incentive fees(2), (6)	0.00%	0.41%	0.00%	4.99%

Total expenses	14.83%	13.97%	13.99%	18.30%

Net investment loss(3), (4)	(14.48)%	(11.57)%	(13.63)%	(10.56)%

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

(2)	Not annualized.
(3)	Annualized.
(4)	Represents interest income less total expenses (exclusive of incentive fees).
(5)	Includes the Fund’s proportionate share of income and expenses from KMP Futures Fund I LLC (formerly known as WCM Pool LLC).
(6)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.
(7)	Represents interest income less total expenses (inclusive of incentive fees).

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. SUBSEQUENT EVENT

The Managing Owner of the Fund has evaluated events and transactions that occurred between September 30, 2009 and November 12, 2009, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

SECTION II

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

FINANCIAL STATEMENTS

September 30, 2009

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$25,048,859	$19,431,990
Interest receivable	28	479
Commodity options owned, at fair value (premiums paid $150 and $0 at September 30, 2009 and December 31, 2008, respectively)	85	0
Net unrealized gain on open futures contracts	818,813	269,887

Total assets	$25,867,785	$19,702,356

LIABILITIES
Commodity options written, at fair value (premiums received $325 and $0 at September 30, 2009 and December 31, 2008, respectively)	$210	$0
Accrued expenses payable	99,385	38,738
Management fees payable	43,460	66,550
Incentive fees payable	0	100,116
Redemptions payable	705,795	3,367,541

Total liabilities	848,850	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	9,068,696	11,561,900
Member KGT	0	638,493
Member FST	2,903,866	3,929,018
Member Series D	3,467,731	0
Member Series F	9,578,642	0

Total members’ capital (Net Asset Value)	25,018,935	16,129,411

Total liabilities and members’ capital	$25,867,785	$19,702,356

See accompanying notes.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.38%	$96,813	0.00%	$32
Currencies	1.26%	314,994	0.20%	31,725
Interest rates	1.64%	410,560	2.32%	375,048
Stock indicies	0.06%	14,256	0.00%	0

Net unrealized gain on futures contracts purchased	3.34%	836,623	2.52%	406,805

Futures contracts sold:
Commodities	(0.09)%	(23,409)	(0.27)%	(43,517)
Currencies	0.00%	677	(0.58)%	(92,971)
Interest rates	0.01%	1,869	0.00%	(833)
Stock indices	0.01%	3,053	0.00%	403

Net unrealized loss on futures contracts sold	(0.07)%	(17,810)	(0.85)%	(136,918)

Net unrealized gain on open futures contracts	3.27%	$818,813	1.67%	$269,887

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Purchased Options on Futures Contracts:
Fair value on options purchased	0.00%	$85	0.00%	$0

Commodity options owned, at fair value (premiums paid $150 and $0 at September 30, 2009 and December 31, 2008, respectively)	0.00%	$85	0.00%	$0

Written Options on Futures Contracts:
Fair value on options written	0.00%	(210)	0.00%	0

Commodity options written, at fair value (premiums received $325 and $0 at September 30, 2009 and December 31, 2008, respectively)	0.00%	$(210)	0.00%	$0

See accompanying notes.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Realized	$(298,788)	$(648,743)	$(2,338,026)	$2,904,255
Change in unrealized	718,100	(829,889)	548,976	(414,138)
Interest income	247	74,715	1,343	241,861

Total revenues (losses)	419,559	(1,403,917)	(1,787,707)	2,731,978

EXPENSES
Brokerage commissions	9,690	7,649	26,197	27,327
Management fees	132,821	96,729	366,619	311,515
Incentive fees	0	0	593	730,712
Operating expenses	86,303	22,287	174,604	105,421

Total expenses	228,814	126,665	568,013	1,174,975

NET INCOME (LOSS)	$190,745	$(1,530,582)	$(2,355,720)	$1,557,003

See accompanying notes.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Nine months ended September 30, 2009
Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411
Additions	0	0	0	4,887,000	14,195,000	19,082,000
Redemptions	(1,642,785)	(608,162)	(739,578)	(1,107,422)	(3,738,809)	(7,836,756)
Net loss for the nine months ended September 30, 2009	(850,419)	(30,331)	(285,574)	(311,847)	(877,549)	(2,355,720)

Balances at September 30, 2009	$9,068,696	$0	$2,903,866	$3,467,731	$9,578,642	$25,018,935

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Nine months ended September 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(478,931)	(1,126,568)	(980,755)	(875,398)	(3,461,652)
Net income for the nine months ended September 30, 2008	245,436	842,424	138,250	330,893	1,557,003

Balances at September 30, 2008	$2,931,683	$10,771,164	$890,473	$3,652,074	$18,245,394

See accompanying notes.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A. General Description of the Company

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (the “Company”), is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I and Member FST have been members of the Company since 2007. Diversified Futures Fund L.P. (“Member DFF LP”), also a member of the Company beginning in 2007, redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Kenmar Global Trust (“Member KGT”) was a member of the Company from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Company.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the Managing Owner of each of the Company’s members and has been delegated administrative authority over the operations of the Company. The Company shall be dissolved by either an election by Preferred, in its sole discretion, to terminate the Company, or an election by all Members holding eighty percent (80%) of the outstanding interests (excluding interests held by Preferred and its affiliates) to dissolve the Company.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission (“SEC”).

Effective October 22, 2009, the Company changed its name to KMP Futures Fund I LLC. Preferred will convert the Company from an aggregate trading vehicle to a direct investment vehicle and dissolve each Member effective close of business on December 31, 2009. Investors’ units in the Members will be redeemed on December 31, 2009 and replaced with a direct ownership interest in the Company on January 1, 2010. Upon effectiveness of its registration statement, the Company will become a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company will become subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”). The Members will no longer be subject to the reporting requirements of the SEC and CFTC upon their dissolution on December 31, 2009.

B. The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, and the condensed statements of operations and the condensed statements of changes in members’ capital (net asset value) for the three months and nine months ended September 30, 2009 and 2008, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of September 30, 2009, and the results of operations for the three months and nine months ended September 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

The Company accounts for financial assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third-party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on September 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$818,813	$0	$0	$818,813
Commodity options owned, at fair value	$0	$85	$0	$85
Liabilities:
Commodity options written, at fair value	$0	$(210)	$0	$(210)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted the guidance effective January 1, 2009. As required, the Company also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the guidance effective January 1, 2009. The following table summarizes quantitative information required by the guidance.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statement of financial condition as of September 30, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the three and nine months ended September 30, 2009 is as follows:

	Trading Revenue for the Three Months Ended September 30, 2009	Trading Revenue for the Nine Months Ended September 30, 2009
Type of Instrument
Commodities Contracts	$(33,666)	$(475,133)
Currencies Contracts	392,923	(179,824)
Interest Rate Contracts	474,744	(365,675)
Stock Indices Contracts	(416,824)	(771,190)
Purchased Options on Futures Contracts	(2,058)	(2,558)
Written Options on Futures Contracts	4,193	5,330

Total	$419,312	$(1,789,050)

Line item in Condensed Statements of Operations
Realized	$(298,788)	$(2,338,026)
Change in unrealized	718,100	548,976

Total	$419,312	$(1,789,050)

Effective for the quarter ending June 30, 2009, the Company adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 166 and its impact on the Company’s financial statements.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 167 and its impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC did not change US GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the ASC.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. Preferred is evaluating the impact this guidance will have on the Company’s financial statements.

B. Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of September 30, 2009 and December 31, 2008, restricted cash totaled $1,997,013 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

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

Note 3. FEES (SEE NOTE 10)

A. Operating Expenses

Operating expenses of the Company are paid for by the Company.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES (SEE NOTE 10) (CONTINUED)

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the nine months ended September 30, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $730,712, respectively, of which $0 remains payable at September 30, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months and nine months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative	$25,847	$6,505	$42,927	$16,870

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2009 and December 31, 2008 were $25,847 and $7,480, respectively.

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

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

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

The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk. In addition, as both a buyer and seller of options, the Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Company to potentially unlimited liability, and purchased options expose the Company to a risk of loss limited to the premiums paid.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures, forward and option contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2009 and December 31, 2008, such segregated assets totaled $20,628,944 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $200,999 and $1,274,591 at September 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2009, all open futures contracts mature within twenty-seven months.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2009 (Unaudited)					Nine Months Ended September 30, 2009 (Unaudited)
	Member DFT I	Member KGT(6)	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT(6)	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1), (4)
Total return before incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.78)%	(7.78)%	(7.78)%	(6.27)%	(6.27)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.77)%	(7.77)%	(7.77)%	(6.27)%	(6.27)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.27%	3.13%	3.18%	3.18%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%	0.01%	0.00%	0.00%

Total expenses and incentive fee	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.34%	3.14%	3.18%	3.18%

Net investment loss(2), (3)	(3.51)%	(4.09)%	(3.52)%	(3.52)%	(3.54)%	(3.11)%	(3.26)%	(3.12)%	(3.18)%	(3.18)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.
(6)	Member KGT redeemed all of its membership interest in the Company as of September 30, 2009.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2008 (Unaudited)				Nine Months Ended September 30, 2008 (Unaudited)
	Member DFF LP(5)	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return(1), (4)
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

Note 10. SUBSEQUENT EVENT

Preferred has evaluated events and transactions that occurred between September 30, 2009 and November 12, 2009, for possible disclosure or recognition in the financial statements. Preferred has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

In connection with the change of name and change to a direct investment vehicle (See Note 1A), management and incentive fees will continue to be calculated by the Company once it converts to a direct investment vehicle. In addition, administrative services fees payable to Preferred and any expense caps, if applicable, that were previously computed by each of the Members will be calculated by the Company beginning January 1, 2010. The Company’s administrative services fees and expense cap will both be calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors will continue to be able to redeem their units on a monthly basis with the proper redemption notification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2009 (“Third Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Registrant is engaged solely in the business of commodity futures, forward and option trading; therefore, presentation of industry segment information is not applicable.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at September 30, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through September 30, 2009, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s September 30, 2009 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of September 30, 2009 was $1,585.

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

The Trading Advisor and the Trading Vehicle

Through Third Quarter 2009, Registrant’s net assets were managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, a portion of Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Effective September 30, 2009, Registrant fully redeemed from the Trading Vehicle. As of September 30, 2009, Diversified Futures Trust I, Futures Strategic Trust, World Monitor Trust II – Series D and World Monitor Trust II – Series F are the sole members of the Trading Vehicle. Effective April 1, 2009, World Monitor Trust II – Series D and World Monitor Trust II – Series F received a voting membership interest in the Trading Vehicle. All other members have had a voting membership interest in the Trading Vehicle since 2007. Preferred is the managing owner of each of these Trading Vehicle members and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forward and option contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 0.00% of its net asset value to the Trading Vehicle as of September 30, 2009 after fully redeeming from the Trading Vehicle. Registrant, through its prior investment in the Trading Vehicle, accrued and paid a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its prior investment in the Trading Vehicle, paid the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

The term “Trading Advisor”, as used herein, refers either to Transtrend or Winton, depending upon the applicable period or context discussed. The term “Trading Advisory Agreement”, as used herein, refers to the Transtrend Advisory Agreement or Trading Vehicle Advisory Agreement, depending upon the applicable period or context discussed. Since the Registrant fully redeemed from the Trading Vehicle as detailed above, all references to Registrant’s investment in the Trading Vehicle are through September 30, 2009, the date of redemption.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward, and option contracts that have certain of the same investment policies as Registrant.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

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

Of the Registrant’s unrealized gains at September 30, 2009, $133,428 or 94.67% of Registrant’s investments at are classified as Level 1 and $7,519 or 5.33% are classified as Level 2. Of the Registrant’s unrealized gains at December 31, 2008, $215,655 or 25.27% of the Registrant’s investments are classified as Level 1 and $637,746 or

74.73% are classified as Level 2. Changes in the Level 3 fair value category for the note receivable, Managing Owner (See Note 1) of the Registrant’s financial statements, included in the Registrant’s 2008 Annual Report, result from a pre-payment of $1,100,000 and a transfer out of Level 3 and investments of $585,193, reducing the balance in investments to zero.

Investments classified as Level 2 and Level 3 include the Registrant’s investment in the Trading Vehicle which is valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 3 fair value category for the nine months ended September 30, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $138,250 gain for the nine months ended September 30, 2008, reported as Level 3 investments in Note 5 of Registrant’s financial statements, $(22,355) represents a change in unrealized loss allocated from the Trading Vehicle on the Registrant’s condensed statement of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset is determined when the market for that financial asset is inactive. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2.

Effective for the quarter ending June 30, 2009, the Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on the Registrant’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The Managing Owner is evaluating the impact of adopting ASU 2009-12 and its impact on the Registrant’s financial statements.

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

For Third Quarter 2009, the nine months ended September 30, 2009 (“Year-To-Date 2009”), the quarter ending September 30, 2008 (“Third Quarter 2008”) and the nine months ended September 30, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a monthly basis. Redemptions of Limited Interests for Third Quarter 2009 and Year-To-Date 2009 were $93,384 and $154,001, respectively. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $281,913 and $504,538, respectively.

Redemptions of General Interests for Third Quarter 2009 and Year-To-Date 2009 were $0 and $60,418, respectively. Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $8,281 and $18,661, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant (directly or through the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward, and option contracts (directly and through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forward and option contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2009 and Third Quarter 2008:

Third Quarter 2009

The National Bureau of Economic Research is likely mark the third quarter of 2009 as the beginning of the recovery in the US economy. Gross Domestic Product data for the quarter will not be published until later in October, but based on other data released to date, it is clear that economic growth picked up nicely in the quarter. The stimulus packages made their full impact during the quarter and the cash-for-clunkers program gave a further boost to the economy. More importantly, the US housing market, which had been at the epicenter of the current downturn, showed tentative signs of building on the modest gains of the previous quarter, aided by the $8,000 first time homebuyer credit. The latest Case-Shiller Housing Index indicated that home prices and existing and new home sales both recorded decent gains during the quarter. However, the labor market remained in the doldrums. While the pace of job losses slowed, they continued at levels that almost matched the peak of the previous recession and the unemployment rate marched relentlessly up to 9.8%. The current downturn now ranks as the worst among all postwar recessions in terms of percentage job losses.

Despite the indications of economic recovery and the growing risk appetite, US Treasury yields rallied during the quarter on the back of weak and falling inflation figures, robust demand at auctions, and the Federal Reserve’s (the “Fed”) quantitative easing program. The 10-year yield fell to end the quarter at 3.31%. The Fed kept rates unchanged through the quarter. However, at its September meeting, the Federal Open Market Committee, while reiterating its support for near zero rate policy, offered a slightly hawkish nuance, reflecting the growing discomfort among the “hawks” at the Fed. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. As in the US, market participants feel that the worst appears to be over across the globe.

The US dollar experienced another losing quarter, with the Dollar Index declining approximately 4%. The increased appetite for risk and the growing global discomfort with the massive monetary and fiscal policy stimuli weighed on the dollar. The British pound was the only major currency to lose ground to the US dollar during the quarter, again reflecting the global unease with massive fiscal stimulus and quantitative easing. The euro finished the third quarter up approximately 4% on the dollar. More surprising was the near 7% gain in the Japanese yen, in a quarter in which risk assets surged and Japan’s economy remained weak in comparison to its developed market peers.

Coming on the heels of what was already the best quarter in over 10 years for the S&P 500, it was remarkable that the third quarter gain was as strong as the second quarter gain. In fact, the second and third quarter 2009 combined percentage change in the S&P 500 was the largest two quarter upswing since 1975 and the second largest in the entire postwar era. Financials led the way, but the rally was broad based. The gains in the other US indices were equally impressive, with the NASDAQ recording its largest two-quarter rise since the peak of the Dotcom Bubble in 2000. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 15%, 15% and 16%, respectively, for the quarter. The third quarter was even better for Europe, where the gains exceeded those in the previous quarter. The STOXX 600, a broad measure of European equities, rose approximately 18% during the quarter. The CAC, FTSE 100, and DAX closed the quarter with near 20% gains. Asian markets rose as well, but the performance was more mixed. While the Korean Kospi jumped 20% and the Hang Seng registered a solid 14% gain, the Nikkei only managed a modest 2% rise. The Australian All Ordinaries Index posted a 20% increase.

Crude oil had a basically flat quarter, ending the period up approximately 1%. Rising economic optimism and dollar weakness were offset by reports of plentiful crude inventory and continued soft demand. Natural gas surged approximately 26%, but the bottom line masks the drama during the quarter. Natural gas suffered an 18% decline in August and fell to a seven-year low in early September. However, it recovered sharply in September on the back of stronger economic data, lower-than-expected inventory reports, expectations of lower winter temperatures, and short covering. Heating oil ended the quarter with an approximate 5% gain. Reformulated gasoline had a weak quarter, declining approximately 9%, as demand recovery remained elusive.

As the economic recovery gained ground in the third quarter, incipient fears of soaring inflation down the road spurred the demand for gold even as flight-to-safety demand dwindled during the third quarter. The yellow metal posted an approximate 9% gain in the third quarter. Also, reserve diversification by China and others may well be supporting gold. Silver surged up approximately 22% with the twin engines of investment demand and industrial demand firing. Base metals witnessed overall gains across the board in the quarter as global industrial production, especially auto production, turned up smartly. Copper and zinc finished up the quarter with both realizing overall gains greater than 20%.

Pork bellies, which had suffered a collapse in the second quarter following the ban on US pork products emanating from H1N1 Influenza (Swine Flu) fears, recovered sharply in the third quarter, registering an approximate 50% increase as some countries lifted the ban. Cotton prices continued their upward march during the quarter, rising approximately 15%. Wheat and soybeans fell sharply as initial fears of bad weather did not pan out and the USDA planting reports indicated solid harvests. Soybeans, wheat and corn posted losses of 24%, 10%, and 1%, respectively. Sugar continued its parabolic rise in the third quarter, skyrocketing approximately 43% following a 32% surge in the second quarter. The worst drought in more than two decades in India, the world’s largest consumer of sugar and the biggest swing factor in global markets, propelled sugar to its highest level since 1981. Hopes of stronger consumer spending fueled by the global economic recovery lifted cocoa prices by over 25% in the quarter. Coffee also registered a solid quarter, gaining approximately 7%.

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

Sector Performance

Due to the nature of Registrant’s trading activities including trading through its investment in the Trading Vehicle, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2009 and Third Quarter 2008 is presented below.

Third Quarter 2009

Currencies: (+) Registrant experienced a majority of its gains in the Australian, US, New Zealand dollars, Columbian peso, euro, Polish zloty, Norwegian krone and Russian ruble. Losses were incurred in South African rand, Canadian dollar, Chilean and Mexican pesos and Japanese yen.

Energies: (-) Registrant experienced gains in unleaded gas. Losses were incurred in Brent crude, crude, reformulated gasoline, gas oil and natural gas.

Grains: (+) Registrant experienced a majority of its gains in corn, wheat and rapeseed. Losses were incurred in and cotton and soybeans.

Indices: (+) Registrant experienced gains in the DJ STOXX, Kospi, OMX Stockholm Index and Taiwan Taiex. Losses were incurred in the Vix Index and Hang Seng.

Interest Rates: (-) Registrant experienced a majority of its gains in the German Bobl and 3-month short sterling. Losses were incurred in the 10-year and 3-year Australian Bonds and Bills, Eurodollar, Gilt and US Treasury Notes.

Meats: (+) Registrant experienced gains in live and feeder cattle. Losses were incurred in live hogs.

Metals: (+) Registrant experienced gains in and copper and silver. Losses were incurred in gold, aluminum and platinum.

Softs: (-) Registrant experienced gains in cocoa and sugar. Losses were incurred in and citrus, timber and coffee.

Third Quarter 2008

Currencies: (-) Registrant experienced a majority of its losses in the euro, Swiss franc, Australian dollar and Japanese yen.

Energies: (-) Registrant experienced losses in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas.

Grains: (-) Registrant experienced gains in cotton. The majority of losses were seen in corn, wheat, soybeans and soybean meal.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx 50, S&P 500 and the Nikkei. Losses were made in the Russell 2000 and the Canadian S&P TSE 60 Index.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes, Australian Bonds and the German Bund. The majority of losses were incurred in Euribor, Short Sterling and Australian Bank Bills.

Meats: (-) Registrant experienced gains in feeder cattle and live cattle. Losses were incurred in live hogs.

Metals: (-) Registrant experienced gains in nickel and zinc. Losses were incurred in gold, aluminum, copper and platinum.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2009 was $132.31, a decrease of 15.24% from the December 31, 2008 Net Asset Value per Interest of $156.10 and a decrease of 6.47% from the June 30, 2009 Net Asset Value per Interest of $141.46. The Net Asset Value per Interest as of September 30, 2008 was $138.01, an increase of 14.22% from the December 31, 2007 Net Asset Value per Interest of $120.83 and a decrease of 1.25% from the June 30, 2008 Net Asset Value per Interest of $139.76. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $(163,000) and $(350,000), respectively. Registrant’s trading gains before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $94,000 and $1,451,000, respectively.

Registrant’s average net asset level decreased during Third Quarter 2009 and Year-To-Date 2009 in comparison to Third Quarter 2008 and Year-To-Date 2008 primarily due to the effect of redemptions and negative trading performance. Registrant’s average net asset level increased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to positive trading performance entering into the Third Quarter 2008 offset partially by the effects and timing of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2009 and Year-To-Date 2009 were approximately $5,000 and $15,000, respectively, a decrease of approximately $23,000 and $100,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $28,000 and $115,000, respectively, a decrease of approximately $39,000 and $86,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates and the effects of redemptions discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Third Quarter 2009 were approximately $130,000, a decrease of approximately $3,000 as compared to Third Quarter 2008, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during Year-To-Date 2009 were approximately $417,000, an increase of approximately $21,000 as compared to Year-To-Date 2008, primarily due to the lingering effects of positive trading performance during the Fourth Quarter 2008 leading into 2009 which offset the effects and timing of redemptions. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $133,000 and $396,000, respectively, an increase of approximately $12,000 and $23,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of the Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $0 and $5,000, respectively, a decrease of approximately $6,000 and $17,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above, as well as the Registrant’s gradual drawdown of its investment in the Trading Vehicle culminating with its full redemption from the Trading Vehicle on September 30, 2009. Management fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $6,000 and $22,000, respectively, a decrease of approximately $4,000 and $8,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to the effects of redemptions discussed above.

Pursuant to the Trading Advisory Agreement, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Advisor profit shares during Third Quarter 2009 and Year-To-Date 2009 were $0 and $201, respectively. Advisor profit shares during Third Quarter 2008 and Year-To-Date 2008 were approximately $28,000 and $276,000, respectively.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. No Managing Owner incentive fees were earned during Third Quarter 2009 and Year-To-Date 2009. Managing Owner incentive fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(5,000) and $2,000, respectively.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses during the Third Quarter 2009 and Year-To-Date 2009 were approximately $61,000 and $161,000, respectively. Operating expenses during the Third Quarter 2008 and Year-To-Date 2008 were approximately $50,000 and $136,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor (through its investment in the Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisors (directly and through its investment in the Trading Vehicle) are at a fixed rate, calculated as a percentage of the Registrant’s or Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant and Trading Vehicle’s commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreements, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ KENNETH A. SHEWER	Date: November 13, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DAVID K. SPOHR	Date: November 13, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)