Form 10-K
period 2009-12-31
KENMAR GLOBAL TRUST
filed 2010-03-25
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-9898

KENMAR GLOBAL TRUST

(Exact name of Registrant as specified in its charter)

Delaware	06-6429854
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 307-7000

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The value of Limited Interests in the Registrant as of June 30, 2009 is $5,432,525.

As of February 28, 2010 there were 36,595.7965 Limited Interests outstanding.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Registrant’s Managing Owner, Preferred conducts and manages the business of the Registrant.

Effective December 1, 2008, in accordance with the Trust Agreement, the Managing Owner is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Registrant. As such, the Managing Owner redeemed its entire interest in the Registrant in 2009.

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at December 31, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through December 31, 2009, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s December 31, 2009 statement of financial condition. Interest receivable from the Managing Owner on the Note as of December 31, 2009 was $1,638.

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

The Trading Advisor and the Trading Vehicle

For the year ended December 31, 2009, Registrant’s net assets were managed (either directly or indirectly) by Transtrend, B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its Unitholders. Preferred has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forward and option contracts. Effective September 30, 2009, Registrant fully redeemed from the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 0.00% of its net asset value to the Trading Vehicle as of December 31, 2009 after fully redeeming from the Trading Vehicle effective September 30, 2009. Registrant, through its prior investment in the Trading Vehicle, accrued and paid a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its prior investment in the Trading Vehicle, paid the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

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

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and option contracts that have certain of the same investment policies as Registrant.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit herewith.

Financial Information about Segments

Registrant’s business constitutes only one segment for financial reporting purposes. Registrant does not engage in the production or sale of any goods or services. The objective of Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about Registrant’s business, as of December 31, 2009, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

ITEM 1A.	RISK FACTORS

(1)	You Should Not Rely on Past Performance

The commodity trading advisor selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisor’s or the Managing Owner’s performance record to date for predictive purposes. You should not assume that the Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to the Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Interests at different times, you may experience a loss on your Interest even though Registrant as a whole is profitable and even though other investors in Registrant experience a profit. The past performance of Registrant may not be representative of your investment experience in it.

Registrant has a limited operating history upon which to evaluate your investment. Although past performance is not necessarily indicative of future results, if Registrant had a material amount of performance history, such performance history might provide you with more information on which to evaluate an investment in Registrant. Because Registrant has no material performance history, you will have to make your decision to invest in Registrant without such information.

(2)	Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

(3)	Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause Registrant to Incur Substantial Losses

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

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

(4)	High Leverage Embodied in Futures Trading May Exacerbate Losses

There is no limit on the amount of leverage that Registrant may use or that the Trading Advisor may use for Registrant pursuant to the Diversified Program. The low margin deposits normally required in futures trading (typically between 2% and 15% of the value of the contract purchased or sold) permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. A decrease of more than 10% would result in a loss of more than the total margin deposit and trigger a margin call. Thus, like other leveraged investments, any trade may result in losses in excess of the amount invested.

Futures margin differs in important ways from the term as used in the securities industry. Futures margin represents a good faith deposit made by both the buyer and seller of the futures contract that they will perform as required by the terms of the contract. In contrast, stock margin represents a borrowing from the broker to enable the buyer to pay the full price of his purchase on the settlement date. This borrowing necessitates the payment of interest at a rate that may rise if credit becomes tight or may compel the borrower to sell his or its investment prematurely if the lender experiences a financial crisis and can no longer extend credit. Neither of these risks occurs with futures margin which is typically not borrowed.

(5)	Trading in Options on Futures

Although successful options trading requires many of the same skills required for successful futures trading, the risks involved may be somewhat different. Options trading may be restricted in the event that trading in the underlying futures contract becomes restricted, and options trading may itself be illiquid at times, irrespective of the condition of the market in the underlying future, making it difficult to offset (i.e., liquidate) an option position. In addition, the purchaser of an option is subject to the risk of losing his entire premium. An option writer (or seller of the option) is subject to a potentially unlimited risk if he does not own the underlying future at the time he sells a call option and must purchase the future in a rising market if the option is exercised.

(6)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while Registrant trades unprofitably.

(7)	Market Conditions May Impair Profitability

The trading system used by the Trading Advisor is a technical, trend-following method. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(8)	Trading is Not Transparent

The trading decisions in respect of Registrant are made the Trading Advisor. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and Registrant’s trading results are reported to the Unitholders monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Unitholders.

(9)	Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interest contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

(10)	Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have occurred from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so.

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which the Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(11)	Systematic Trading Strategies May Incur Substantial Losses

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

The program utilized by the Trading Advisor is a systematic trading strategy.

(12)	Competition with Other Technical and Trend-Following Traders

The Trading Advisor’s trading system incorporates technical analysis and trend-following, two trading methods that have gained increasing popularity among trading advisors. The significant growth in the number of such traders has translated into greater competition for the Trading Advisor in identifying and executing orders promptly to take advantage of profitable opportunities in the markets. Furthermore, the number of traders competing in the same market has the effect of decreasing the profit available in each trade as demand pushes up the price of a long contract and pushes down the price of a short contract.

(13)	Other Limitations on Technical Analysis

The profitability of technical analysis generally depends upon the accurate forecasting of major price moves or trends in prices. However, there is no assurance that trends will develop in the markets followed by the Trading Advisor or that they will be forecast accurately. Furthermore, on occasion fundamental rather than technical factors may drive prices. A strict reliance on technical analysis may cause the Trading Advisor to misperceive the factors motivating market behavior.

(14)	Non-Discretionary Versus Discretionary Systems

The Diversified Program follows a primarily non-discretionary system. This means that trading signals are automatically generated by its models and, except in extreme situations, are followed to the letter. The Trading Advisor has found that the absence of discretion promotes greater consistency in performance and lessens the opportunity for less reliable anecdotal evidence and personal judgment to influence decision-making. In unusual market situations, the Trading Advisor reserves the right to deviate from its automatic system. This raises the possibility that the Trading Advisor may misinterpret when an unusual market situation has occurred and take actions that cause rather than prevent losses.

(15)	The Limits of a Research-Based System

A unique aspect of the Trading Advisor’s approach to trading is its heavy emphasis on research. Over half of its employees devote some or all of their time to identifying nuances in market patterns, rigorously testing hypotheses and refining models in order to give an edge to the Diversified Program’s trading system. However, research is generally linked to what has occurred in the past. To the extent a market deviates from its accustomed response to an event or the event itself is unusual, extreme or never before experienced by the market, the value of a research-based methodology will lessen. The clearest recent example is the subprime market fiasco beginning in mid-2007 which continues to produce an adverse impact on financial institutions and markets to a degree never before seen or even anticipated.

The constant evolution of markets represents a second factor influencing the benefits of a research-based system of trading. Unexpected price jumps have accompanied the transition from floor based to all-electronic markets. New contract rules and new market participants, both hedgers and speculators, have also impacted the way markets act and react. These changes are not easily discerned until an identifiable pattern forms. The Trading Advisor has concluded that the value of its research efforts far outweighs any limitations. However these limitations must be acknowledged.

(16)	The Limits of Risk Management Systems

A carefully designed and executed risk management system is critical to the success of any trading method. With this in mind, the Trading Advisor has approached the management of risk from many different perspectives. Nevertheless, risk management is not the same as eliminating risk. It is virtually impossible to eliminate risk whereas lowering risk may be possible in most situations. Accordingly, the Trading Advisor believes that it will continue to experience monthly, quarterly and even annual drawdowns despite its highly developed system of risk management.

(17)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Interests and Registrant may have no gains to offset your losses from other investments.

(18)	Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

(19)	Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

In the event of the FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(20)	Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in forward contracts by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Registrant also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case Registrant could suffer significant losses on these contracts.

(21)	Possible FCM Failure

Under CFTC regulations, FCMs are required to maintain clients’ assets in a segregated account. If a Diversified Program client’s FCM fails to do so, the client may be subject to a risk of loss of Registrants on deposit with the client’s FCM in the event of its bankruptcy. In addition, under certain circumstances, such as the inability of another client of the FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of Registrants on deposit with the client’s FCM. In the case of any such bankruptcy or client loss, a client might recover, even in respect of property specifically traceable to the client, only a pro rata share of all property available for distribution to all of the FCM’s clients.

(22)	Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

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

(23)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

The Trading Advisor may trade its programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers, or it may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

(24)	Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Registrant’s Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to the Trading Advisor based on the Trading Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include the Managing Owner’s brokerage commissions of 10% and the Trading Advisor’s base fee of 2%. In addition, Registrant is subject to an incentive fee equal to 20% of net profits on a cumulative high water mark basis. The Trading Advisor’s fees are based on a variety of factors, including the fees the Trading Advisor charges to other clients.

Registrant is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters.

Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein. You may never achieve profits.

(25)	Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisor may make, leverage used by the Trading Advisor in implementing its trading program, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by it to the Managing Owner. The Managing Owner can provide no assurance that the trading program employed by the Trading Advisor will be successful.

(26)	Registrant Allocates 100% of its Assets to One Program of One Trading Advisor

Registrant currently allocates 100% of its assets to trading by Transtrend pursuant to the Diversified Trend Program. As such, Registrant is not subject to diversification that would otherwise occur if Registrant’s assets were allocated to multiple programs of the Trading Advisor or to multiple Trading Advisors utilizing different trading programs. In the event that the Diversified Trend Program experiences a significant loss, or the Trading Advisor experiences a negative occurrence, Registrant’s performance and ability to continue investment operations may be negatively impacted more significantly than if Registrant diversified its assets among multiple programs of the Trading Advisor and/or multiple trading advisors.

(27)	Increase in Assets Under Management May Affect Trading Decisions

The more equity the Trading Advisor manages, the more difficult it may be for the Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Trading Advisor to modify trading decisions for Registrant that could have a detrimental effect on your investment.

(28)	You Cannot be Assured of the Trading Advisor’s Continued Services Which May Be Detrimental to Registrant

You cannot be assured that the Trading Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisor may require Registrant to pay higher fees in order to be able to retain the Trading Advisor. The Managing Owner may either terminate the Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

(29)	The Trust Agreement Does Not Require the Managing Owner to Maintain a Particular Net Worth or Capital Account

The Operating Agreement does not require the Managing Owner to maintain a particular net worth or capital account. As such, investors may have limited recourse against the Managing Owner in certain circumstances.

(30)	Limited Ability to Liquidate Your Investment

There is no secondary market for the Interests. While the Interests may be redeemed, there are restrictions. For example, Interests may be redeemed only as of the close of business on the last business day of a calendar month provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

(31)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

Registrant is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisor, and various brokers. The Managing Owner, the Trading Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to Registrant.

Registrant may be subject to certain conflicts with respect to its clearing broker, its futures broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

Selling agents will be entitled to ongoing compensation as a result of their clients holding Interests, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

(32)	Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders. Consequently, Unitholders will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Unitholders’ capital accounts must be paid in taxes by the Unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks or bonds with comparable performance.

The performance information included in this Memorandum is presented exclusively on a pre-tax basis.

(33)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders may be required to treat the amount of incentive fees, management fees, and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

(34)	Taxation of Interest Income Irrespective of Trading Losses

The Unitholders’ capital accounts reflect the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers and cannot be used to offset any ordinary income in the case of a corporate Unitholder. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in its capital account equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests.

(35)	Possibility of a Tax Audit of Both Registrant and the Unitholders

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Investors are strongly urged to consult their own tax advisers and counsel with respect to the possible tax consequences to them of an investment in Registrant; such tax consequences may differ in respect of different investors.

(36)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on Registrant is impossible to predict, but could be substantial and adverse.

(37)	Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. No counsel has been appointed to represent you in connection with the offering of the Interests. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

(38)	Possibility of Termination of Registrant Before Expiration of its Stated Term

Registrant will be dissolved upon the insolvency, bankruptcy, dissolution or withdrawal of the Managing Owner, unless a substitute Managing Owner was obtained in accordance with the Operating Agreement. Additionally, the Managing Owner has the authority to dissolve Registrant in its sole discretion. The occurrence of such an event could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. Additionally, if the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Selected Financial Data

Information with respect to the offering of Interests is incorporated by reference from Note 1 of Registrant’s 2009 Annual Report to this section, which is filed as an exhibit hereto.

A significant secondary market for the Interests has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a unitholder to transfer Interests. However, redemptions are permitted monthly on at least five days prior written notice at the then current net asset value per Interest.

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of February 28, 2010, there were 194 holders of record owning 36,595.7965 Interests, which includes 0 General Interests.

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Unitholders. Registrant has never declared a dividend and does not intend to do so in the future. Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2009.

Item 6.	Selected Financial Data

The following selected financial data of the Trust has been derived from the Trust’s audited financial statements. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 to 18 of the Registrant’s 2009 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Total revenues (including interest)	$(618,073)	$2,715,984	$1,806,665	$1,212,174	$51,214

Net income (loss)	$(1,364,329)	$1,459,895	$854,689	$286,637	$(1,852,664)

Net income (loss) per weighted average Interest	$(35.70)	$34.81	$16.98	$3.64	$(11.19)

Total assets	$4,668,049	$6,524,582	$5,800,915	$6,551,514	$12,001,911

Net asset value per Interest	$120.46	$156.10	$120.83	$103.43	$97.86

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 of Registrant’s 2009 Annual Report, attached hereto.

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains at December 31, 2009, $72,225 or 91.94% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,328 or 8.06% as Level 2. $215,655 or 25.27% of Registrant’s unrealized gains at December 31, 2008 are classified as Level 1 and $638,493 or 74.73% as Level 2. There are no Level 3 investments at December 31, 2009 or 2008.

Investments classified as Level 2 at December 31, 2008 represented the Registrant’s investment in the Trading Vehicle and were valued monthly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value was determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to the Registrant’s financial statements and therefore the Registrant’s investment in the Trading Vehicle should be classified as Level 2 at December 31, 2008.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2 of Registrant’s 2009 Annual Report.

Effective for the quarter ended June 30, 2009, the Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Registrant’s financial statements.

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value and require certain disclosures. ASU 2009-12 is effective for periods ended after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Registrant’s financial statements.

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

Subscriptions and Redemptions

Year Ended December 31, 2009

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2009 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2009 were $256,199 and $60,418, respectively.

Year Ended December 31, 2008

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2008 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2008 were $681,742 and $18,660, respectively.

Year Ended December 31, 2007

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2007 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2007 were $1,280,287 and $13,810, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Liquidity

At December 31, 2009, 100% of Registrant’s net investable assets were allocated to commodities trading. A significant portion of Registrant’s net assets is held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forward and option contracts, see Note 7 to Registrant’s 2009 Annual Report, which is filed as an exhibit herewith.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

Year Ended December 31, 2009

The year began amid a precipitous decline in global economic activity and a continued plunge in risk assets. However, an unprecedented, massive, concerted effort by policymakers around the world eventually took effect. The U.S. Federal Reserve (the “Fed”) vastly expanded its lender of last resort operations by accepting a wide range of collateral through its discount window as well as through a variety of programs designed at various secondary markets. Furthermore, the Fed embarked on a vast expansion of its balance sheet, also called quantitative easing, to pump excess reserves into the system. Meanwhile, the U.S. Treasury bailed out General Motors after already having taken over Fannie Mae and Freddie Mac in late 2008. The U.S. was not the only government stepping on the policy gas. Others followed suit, with varying degrees of stimuli. The UK was equally, if not more, aggressive than the U.S. The European Central Bank vastly expanded the scope of its operations. China launched a massive stimulus program consisting of a ramp up in infrastructure spending. Overall, the global monetary and fiscal stimuli were unprecedented in scale and scope. Eventually, the markets began to recognize that policymakers were unlikely to countenance a complete collapse of economic activity. The realization that the Great Depression Mark II would be avoided was enough to power the steepest rally since the 1930s.

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

After a stellar 2008, U.S. Treasuries turned out mediocre performance in 2009. While the two-year showed a small gain, Treasuries of maturities five years or greater gave up some ground. The losses in the five and ten-year were modest but the thirty-year lost approximately 14.9%. The Fed kept rates unchanged throughout the year as subdued inflation and still-high unemployment gave the Fed enough reason not to take its foot off the monetary pedal. Central banks in much of the advanced world maintained the status quo throughout the year. Australia was a notable exception, hiking rates three times late in the year in the face of strengthening demand for commodities, an improving labor market and a recovery in housing.

Currencies: The Dollar Index, which measures the U.S. dollar against a basket of currencies, started 2009 on a high note as the global risk aversion bolstered the demand for the dollar as a safe haven. However, as financial conditions stabilized, the dollar began to lose ground and the slump continued as the rally in risk assets gathered steam and eventually the economic recovery began to take hold. The dollar rallied smartly in December but still ended the year down approximately 5.2%. The greenback declined against all the major currencies, except the Japanese yen. The dollar’s largest declines came against the Australian, Canadian and New Zealand dollars as the recovery in commodities and rising interest rates boosted those currencies. The euro recorded a solid gain against the dollar, rising approximately 3.0%. Emerging market currencies by and large enjoyed solid gains.

Energies: Crude oil continued the downtrend early in year before hitting a trough in February. Thereafter, the Organization of the Petroleum Exporting Countries’ production cuts and increasing evidence of Chinese-led Asian inventory restocking demand bolstered crude. As the year progressed, stabilization in U.S. demand assisted in crude’s overall positive performance as well and crude ended the year up nearly 77.9%. Reformulated gasoline outperformed crude, rising approximately 103.6% as U.S. transportation demand stabilized and then increased. Heating oil posted a solid gain of approximately 50.7% as unusually cold weather toward year end helped boost gains. Cold weather helped natural gas as well, but not enough to prevent it from recording a loss for the year. In September, natural gas had slumped to a seven-year low amid rising production and surging inventories.

Indices: Global equity performance in 2009 was a welcome and stark contrast to that of 2008. The year started off poorly, with the S&P 500 hitting a twelve-year low. At that point, the forty-year total return on the index fell below that of the ten-year bond for the first time. However, unnoticed by many, the dividend yield on the S&P 500 had edged up past the ten-year yield, something that had not occurred since the mid 1950s. From that trough, stocks staged their largest rally since the 1930s, led by financials. For the year as a whole, the S&P 500, Dow Jones Industrial Average and the NASDAQ gained approximately 23.5%, 18.8% and 43.9%, respectively. In Europe, the DAX, CAC and FTSE experienced even larger rallies, posting gains of 23.9%, 22.3% and 25.0%, respectively. Of the three majors in Asia, the Kospi and the Hang Seng surged powerfully, rising 49.7% and 52.0%, respectively, while the Nikkei posted a respectable 19.0% gain. Australia and New Zealand witnessed sharp gains as well. Emerging economy stocks as whole had a V-shaped recovery, the MSCI Emerging Market Index rose 66.2% for the year.

Metals: Precious and base metals recorded impressive performance in 2009. While gold made headlines, copper actually led the way, gaining 138.5%, followed by zinc, which rose 111.9%. In fact, the entire base metals complex outperformed gold. Nickel and aluminum posted gains of 58.3% and 44.8%, respectively. Gold itself rose 24.0%, although a selloff in December took some shine off the yellow metal. Silver recorded a hefty 49.3% gain.

Agriculturals: Agricultural commodities had a mixed year and grains in general underperformed the rest of the commodity complex. For 2009, the S&P GSCI Grains Index posted a 10.3% loss, compared with the 13.5% gain for S&P GSCI overall. Wheat was the worst performer, not only within the grains complex but among major commodities as well, as it lost 11.3% for the year. Notwithstanding the gyrations caused by weather throughout the year, a wet spring delayed planting, a cool summer then slowed development of these crops, and finally a wet cold fall severely delayed harvesting. Ample production and storage overhang from 2008 weighed on wheat and on the grain sector. Corn and soybeans gained modestly, rising 1.8% and 6.9%, respectively. The recovery in biofuel demand helped support corn and soybeans. Live cattle increased 1.8% and hogs gained 7.8%.

Softs: Sugar was the star performer in 2009, recording a 128.2% gain and increasing to its highest level since 1980. Massive production shortfall in India, the world’s largest consumer of sugar and the second biggest producer, created the perfect condition for sugar’s meteoric rise. Coffee and cocoa recorded strong performance as well, rising 21.3% and 23.1%, respectively, as the global economic recovery and favorable fundamentals were supportive.

Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

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

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the ECB, Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

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

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

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

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the ECB would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

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

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Fed’s resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

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

The BOJ raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of December 31, 2009, December 31, 2008 and December 31, 2007, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)

a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007.

Year Ended December 31, 2009

As of December 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	33.69%

Energies	4.01%

Grains	5.47%

Indices	27.48%

Interest Rates	18.59%

Meats	0.45%

Metals	4.44%

Tropicals	5.87%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2009 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the New Zealand and Australian dollars, Russian ruble and South African rand. The majority of losses were experienced in the British pound, Canadian dollar, euro, Japanese yen and Mexican peso.

Energies: (-) Registrant experienced a majority of its losses in brent crude, crude oil, gas oil, reformulated gasoline, heating oil, gas oil and natural gas.

Grains: (-) Registrant experienced gains in corn and soybean meal. The majority of its losses were incurred in bean oil, cotton, wheat and soybeans.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx Index, Australian All Ordinaries Index, FTSE, KOSPI and the Taiwan Index. Losses were realized in the OMX Stockholm Index, Hang Seng, S&P TSE 60 Index and the S&P 500 Index.

Interest Rates: (-) Registrant experienced a majority of its gains in the German Bond, Bobl and Swiss Bond. The majority of losses were experienced in US Treasury Bonds, Canadian Bond, Euribor Liffe, UK Gilt and Short Sterling.

Meats: (-) Registrant experienced gains in live hogs. Losses were realized in feeder cattle and live cattle.

Metals: (+) Registrant experienced gains in copper, tin, platinum and gold. Losses were incurred in aluminum, lead, zinc and nickel.

Softs: (-) Registrant experienced gains in sugar and dairy. Losses were realized in coffee, timber and citrus.

Year Ended December 31, 2008

As of December 31, 2008, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	12.61%

Energies	17.14%

Grains	9.20%

Indices	5.59%

Interest Rates	45.39%

Meats	0.50%

Metals	2.92%

Tropicals	6.65%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2008 were as follows:

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

Softs: (+) Registrant experienced gains in coffee, lumber and citrus. Losses were realized in sugar.

Year Ended December 31, 2007

As of December 31, 2007, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	18.68%

Energies	9.06%

Grains	9.01%

Indices	24.00%

Interest Rates	27.06%

Meats	0.93%

Metals	8.02%

Tropicals	3.24%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2007 were as follows:

Currencies: (+) Registrant experienced a majority of its losses in the euro, Japanese yen, Mexican peso, South African rand and Swiss franc. The majority of gains were experienced in the Australian dollar, Canadian dollar and the euro versus the Japanese yen.

Energies: (+) Registrant experienced a majority of its losses in kerosene. Gains were experienced in crude oil, gas oil, gasoline, heating oil and natural gas.

Grains: (+) Registrant experienced losses in corn, cotton and rice. The majority of its gains were experienced in soybean oil, wheat, soybean meal, soybeans.

Indices: (-) Registrant experienced a majority of its losses in the CAC 40, FTSE 100, IBEX, Nikkei, S&P 30, and the Russell 2000 indices. The majority of gains were experienced in the DAX, Goldman Sachs Commodity, and the H Shares Indices.

Interest Rates: (+) Registrant experienced a majority of its losses in 3-year and 10 year Australian Bonds, Australian Bank Bills and Eurobonds. The majority of gains were experienced in Euribor, Eurodollars, British Gilt and U.S. Treasury Notes.

Meats: (-) Registrant experienced losses in feeder cattle, live cattle and live hogs.

Metals: (-) Registrant experienced losses in copper, aluminum, zinc, palladium and silver. Gains were experienced in gold, lead, nickel and platinum.

Softs: (+) Registrant experienced losses in cocoa, coffee, orange juice and rubber. Gains were experienced in lumber, palm oil, milk and sugar.

Results of Operations

Year Ended December 31, 2009

The Net Asset Value per Interest as of December 31, 2009 was $120.46, a decrease of $35.64 from the December 31, 2008 Net Asset Value per Interest of $156.10. Registrant’s average net assets level for the year ended December 31, 2009 was approximately $5,347,000, a decrease of approximately $329,000 as compared to the year ended December 31, 2008 primarily due to the effects of redemptions and negative trading performance.

Registrant’s performance for the year ended December 31, 2009 was down 22.83%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions for the year ended December 31, 2009 were approximately $(637,000).

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income for the year ended December 31, 2009 was approximately $19,000, a decrease of approximately $106,000 as compared to the year ended December 31, 2008 primarily due to reduced average net asset levels discussed above and declining interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2009 were approximately $538,000, a decrease of approximately $1,000 as compared to the year ended December 31, 2008, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle for the year ended December 31, 2009 were approximately $5,000, a decrease of approximately $21,000 as compared to the year ended December 31, 2008, primarily due to the effect of redemptions from the Trading Vehicle as well as the Registrant fully redeeming its investment in the Trading Vehicle as of September 30, 2009.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the year ended December 31, 2009 were $201.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the year ended December 31, 2009 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the year ended December 31, 2009 were approximately $204,000.

Year Ended December 31, 2008

The Net Asset Value per Interest as of December 31, 2008 was $156.10, an increase of $35.27 from the December 31, 2007 Net Asset Value per Interest of $120.83. Registrant’s average net assets level for the year ended December 31, 2008 was approximately $5,676,000, an increase of approximately $279,000 as compared to the year ended December 31, 2007 primarily due to positive trading performance which more than offset the effect of redemptions.

Registrant’s performance for the year ended December 31, 2008 was 29.19%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions for the year ended December 31, 2008 were approximately $2,591,000.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income for the year ended December 31, 2008 was approximately $125,000, a decrease of approximately $144,000 as compared to the year ended December 31, 2007 primarily due to declining interest rates which more than offset the increased average net asset level discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2008 were approximately $539,000, an increase of approximately $38,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle for the year ended December 31, 2008 were approximately $26,000, a decrease of approximately $13,000 as compared to the year ended December 31, 2007 primarily due to the effect of redemptions from the Trading Vehicle.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the year ended December 31, 2008 were approximately $477,000.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the year ended December 31, 2008 were approximately $39,000.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the year ended December 31, 2008 were approximately $174,000.

Year Ended December 31, 2007

The Net Asset Value per Interest as of December 31, 2007 was $120.83, an increase of $17.40 from the December 31, 2006 Net Asset Value per Interest of $103.43. Registrant’s average net asset level for the year ended December 31, 2007 was approximately $5,397,000, a decrease of approximately $2,237,000 as compared to the year ended December 31, 2006 primarily due to the effects of redemptions.

Registrant’s performance for the year ended December 31, 2007 was 16.82%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions for the year ended December 31, 2007 were approximately $1,538,000.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income for the year ended December 31, 2007 was approximately $269,000, a decrease of approximately $120,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the beginning of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2007 were approximately $501,000, a decrease of approximately $278,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle for the year ended December 31, 2007 were approximately $39,000, an increase of approximately $39,000, as compared to the year ended December 31, 2006 primarily due to investments in the Trading Vehicle commencing January 1, 2007. No management fees were allocated from the Trading Vehicle for the year ended December 31,2006.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the year ended December 31, 2007 were approximately $267,000.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the year ended December 31, 2007 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the year ended December 31, 2007 were approximately $145,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and brokerage commissions payable to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreement). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 2, 3 and 4 of Registrant’s 2009 Annual Report attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 18 of the Registrant’s 2009 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from January 1, 2009 to March 31, 2009	For the period from April 1, 2009 to June 30, 2009	For the period from July 1, 2009 to September 30, 2009	For the period from October 1, 2009 to December 31, 2009
Total revenues (including interest)	$(197,447)	$20,614	$(158,411)	$(282,829)

Total revenues (including interest) less commissions and other transaction fees	$(346,000)	$(117,586)	$(288,459)	$(403,826)

Net loss	$(393,940)	$(174,455)	$(349,772)	$(446,162)

Net loss per weighted average Interest	$(10.11)	$(4.54)	$(9.20)	$(11.92)

	For the period from January 1, 2008 to March 31, 2008	For the period from April 1, 2008 to June 30, 2008	For the period from July 1, 2008 to September 30, 2008	For the period from October 1, 2008 to December 31, 2008
Total revenues (including interest)	$688,297	$754,886	$121,910	$1,150,891

Total revenues (including interest) less commissions and other transaction fees	$562,455	$617,623	$(11,375)	$1,007,988

Net income (loss)	$390,675	$431,647	$(89,341)	$726,914

Net income (loss) per weighted average Interest	$8.92	$10.04	$(2.17)	$18.25

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Officer/Accounting, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2009. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2009, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2009 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in Registrant’s 2009 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953) has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC (“Signature”, and formerly known as Kenmar Investment Adviser LLC), an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Shewer was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman has been President, Co-Chief

Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member of the Greenwich Roundtable.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm, and Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer and a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. She has been Senior Executive Vice President and COO of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995 and a principal, associated person and NFA associate member of KSEC since January 1, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Owner’s Investment Committee.

Ms. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of the Managing Owner since joining the Managing Owner is May 2001. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005, and a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001 has been a principal, associated person, branch manager and NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Owner’s Investment Committee.

Mr. Glasgow was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and a branch manager of Kenmar GIM Inc. from

July 13, 2004 until February 24, 2007, an associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006, a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006 , a principal of Kenmar IA Corp., an investment management firm, from May 4, 2004 until January 12, 2007, and, an associated person, NFA associate member and branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Mr. Lawrence S. Block (born 1967) has been Executive Vice President and General Counsel of the Managing Owner since January 2010 and has been a principal of the Managing Owner since March 17, 2005. He was Senior Vice President and General Counsel of the Managing Owner from March 2005 to December 2009. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel of KGIM LLC since its inception in October 2005 and a principal of KGIM LLC since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010 and Senior Vice President and General Counsel of Signature since its inception in October 2005. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005 and has been a principal of KSEC since March 17, 2005.

Mr. Block was a principal of Kenmar GIM Inc., an investment management firm, from March 17, 2005 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from March 17, 2005 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from March 17, 2005 until January 12, 2007.

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

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Owner since August 11, 2003. She has been Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker-dealer, since August 2003 and has been a principal of KSEC since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was a principal of Kenmar GIM Inc., an investment management firm, from August 11, 2003 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from August 11, 2003 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. David K. Spohr (born 1963) has been Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006 and has been a principal of the Managing Owner since May 7, 2007. He was Vice President and Director of Fund Administration of the Managing Owner from October 2005 to October 2006. Mr. Spohr has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration since October 2006 and has been a principal of KGIM LLC since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of ClariTy, an investment management firm, since November 2006, Vice President and Director of Fund administration since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial and Accounting Officer of the Trust.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been Senior Vice President and Director of Research of the Managing Owner since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation since October 1999. Ms. Rosenthal has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of the Managing Owner since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005 and associated person and NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been a principal of ClariTy since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been a principal, associated person and NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Owner’s Investment Committee.

Ms. Rosenthal was a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, an associated person and NFA associate member of Kenmar GIM Inc. from October 10, 2006 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960) has been a principal of the Managing Owner since February 6, 2007. He has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for manager selection and due diligence. Mr. Fell was a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007. Mr. Fell is a member of the Managing Owner’s Investment Committee.

From November 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management LLC and was an associated person and NFA associate member of Starview Capital Management LLC from May 21, 2004 until July 26, 2004, an associated person and NFA associate member of Starview Partners Ltd. from April 13, 2004 until July 26, 2004 and an associated person and NFA associate member of Lyra Capital LLC from May 10, 2004 until July 26, 2004. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Mr. James E. Purnell (born 1961) joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. Mr. Purnell’s registration as a principal of the Managing Owner, KGIM LLC and ClariTy is currently pending. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell is a Member of Registrant’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University. Prior to joining the Managing Owner, from November to December 2009, Mr. Purnell was unemployed. Previously from June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio. He graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Ms. Melissa Cohn (born 1960) has been a NFA associate member and an associated person of the Managing Owner since October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of the Managing Owner since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Owner in July 1988. Ms. Cohn has been a Managing Director and Senior Research Analyst of KGIM LLC, an investment management firm, since its inception in October 2005. Ms. Cohn is a member of the Managing Owner’s Investment Committee. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. Gordon Nicholson (born 1965) joined the Managing Owner in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Owner’s Investment Committee. Prior to joining the Managing Owner, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Ms. Jennifer S. Moros (born 1970) has been a principal of the Managing Owner since January 24, 2007. She has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Owner in January 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007 and has been a principal of KGIM LLC since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007 and has been a principal of KSEC since January 24, 2007. She was a principal of Kenmar GIM Inc., an investment management firm, from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm, from November 2004 until September 2005. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004, and was an associated person at Credit Suisse Securities USA LLC from July 28, 2004 until November 1, 2004, an associated person at Credit Suisse Asset Management LLC from June 18, 2003 until June 8, 2004, and an associated person at Credit Suisse Alternative Capital Inc. from June 7, 2004 until March 16, 2007. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, joined Kenmar Group in December 2007 and has been the Senior Vice President and Chief Technology Officer for the Managing Owner and KGIM LLC, an investment management firm, since December 2007 and ClariTy, an investment management firm, since its inception in May 2009. Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market. Mr. Coloccia graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Owner’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Ethics

The Managing Owner has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting

Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments Corp. serves as Managing Owner of Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Owner’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

Registrant does not itself have any officers, directors or employees. Registrant pays brokerage commissions to the Managing Owner. The managing officers of the Managing Owner are remunerated by the Managing Owner in their respective positions.

The managing officers receive no “other compensation” from Registrant. There are no compensation plans or arrangements relating to a change in control of either Registrant or the Managing Owner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2010, the following Unitholder owned beneficially more than five percent (5%) of the outstanding Limited Interests issued by Registrant:

Investor	Units	% Ownership
Dugan L Moore Revocable Living Trust	1,997.2157	5.46%

Item 13.	Certain Relationships and Related Transactions and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s managing owner. Registrant will pay to the Managing Owner in advance monthly brokerage commissions equal to 1/12th of 10% (10% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2009, 2008 and 2007, Registrant reimbursed the Managing Owner $51,707, $36,219 and $30,220, respectively, for services provided by the Managing Owner’s personnel on behalf of Registrant.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $82,000, $46,000 and $33,000 for 2009, 2008 and 2007, respectively, including fees associated with the annual audit and reviews of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $26,000 for 2007, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2009 totaled approximately $3,000. The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2009, 2008 and 2007 or D&T for 2007.

(d) All Other Fees

The other fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for 2009 and 2008 totaled $0.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this Form 10-K:

1.	Report of Independent Registered Public Accounting Firm – Eisner LLP	2

	Financial Statements

	Statements of Financial Condition – December 31, 2009 and 2008	3

	Condensed Schedules of Investments – December 31, 2009 and 2008	4

	Statements of Operations – Years ended December 31, 2009, 2008 and 2007	5

	Statements of Changes in Unitholders’ Capital – Years ended December 31, 2009, 2008 and 2007	6

	Notes to Financial Statements	7 – 19

2.	Exhibits.

Exhibit Number	Description of Document

3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3

Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of December 1, 2008 (incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

4.5	Form of the Privacy Notices of the Managing Owner dated July 2009 (filed herewith)

10.1	Form of Advisory Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

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

10.9

Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

13.1

Registrant’s 2009 Annual Report (with the exception of the information and data incorporated by reference in Item 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2009 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Kenmar Preferred Investments Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

[Remainder of page intentionally left blank]

KENMAR GLOBAL TRUST

ANNUAL REPORT

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

Kenmar Global Trust

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Kenmar Global Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of operations and changes in unitholders’ capital and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, audits of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Kenmar Global Trust at December 31, 2009 and 2008, and the results of its operations and changes in unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 23, 2010

KENMAR GLOBAL TRUST

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,548,812	$3,815,436
Unrealized gain on open futures contracts, net	72,225	215,655

Total equity in broker trading accounts	1,621,037	4,031,091

Cash and cash equivalents	2,454,265	1,189,383
Interest receivable, net	1,226	108
Investment in KMP Futures Fund I LLC, at fair value
(0.00% and 10.43% of net asset value, respectively)	0	638,493
Note receivable, Managing Owner	585,193	585,193
Unrealized gain on open forward currency contracts, net	6,328	0
Redemptions receivable from KMP Futures Fund I LLC	0	80,314

Total assets	$4,668,049	$6,524,582

LIABILITIES
Unrealized loss on open forward currency contracts, net	$0	$747
Accounts payable and other	98,659	36,688
Managing Owner brokerage commissions and other transaction fees payable	37,210	47,838
Managing Owner incentive fees payable	0	39,348
Advisor profit shares	0	197,424
Redemptions payable	91,171	80,582

Total liabilities	227,040	402,627

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – 0.0000 and 413.8301 Units outstanding at December 31, 2009 and 2008, respectively	0	64,598
Other Unitholders – 36,868.1703 and 38,805.1498 Units outstanding at December 31, 2009 and 2008, respectively	4,441,009	6,057,357

Total unitholders’ capital (Net Asset Value)	4,441,009	6,121,955

Total liabilities and unitholders’ capital	$4,668,049	$6,524,582

Net Asset Value per Other Unitholders and Managing Owner Unit

December 31,
2009	2008	2007
$120.46	$156.10	$120.83

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2009 and 2008

	2009		2008
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS

OPEN LONG FUTURES CONTRACTS

Description

Commodities	0.38%	$16,964	0.07%	$4,203
Currency	(0.38)%	(16,696)	0.50%	30,403
Energy	(0.07)%	(3,297)	0.00%	0
Interest rates	(0.86)%	(38,042)	1.97%	120,632
Metals	1.57%	69,632	(0.48)%	(29,181)
Stock index	0.84%	37,382	0.00%	0

Unrealized gain on open long futures contracts	1.48%	$65,943	2.06%	$126,057

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	(0.09)%	$(3,894)	0.10%	$5,878
Currency	0.87%	38,763	(0.06)%	(3,848)
Energy	0.00%	0	(0.02)%	(1,110)
Interest rates	0.27%	12,135	(0.47)%	(28,628)
Metals	(1.02)%	(45,602)	1.97%	120,963
Stock index	0.10%	4,350	(0.06)%	(3,657)
Other	0.01%	530	0.00%	0

Unrealized gain on open short futures contracts	0.14%	$6,282	1.46%	$89,598

Unrealized gain on open futures contracts, net	1.62%	$72,225	3.52%	$215,655

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	(0.16)%	$(7,146)	0.00%	$0
Short forward currency contracts	0.30%	13,474	(0.01)%	(747)

Unrealized gain (loss) on open forward currency contracts, net	0.14%	$6,328	(0.01)%	$(747)

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
NET INCOME (LOSS) FROM TRUST OPERATIONS TRADING GAINS (LOSSES)
Realized	$(477,753)	$2,305,368	$1,435,267
Change in unrealized	(136,355)	(19,809)	(164,575)
Brokerage commissions	(37,756)	(27,375)	(43,168)

Net gain (loss) from trading	(651,864)	2,258,184	1,227,524

NET INVESTMENT LOSS
INCOME
Interest income	19,345	107,398	192,282

EXPENSES
Managing Owner brokerage commissions	499,763	509,815	449,909
Managing Owner incentive fees	0	39,409	0
Advisor profit shares	0	416,492	223,383
Operating expenses	201,716	164,650	135,644

Total expenses	701,479	1,130,366	808,936

Net investment loss	(682,134)	(1,022,968)	(616,654)

NET INCOME (LOSS) FROM TRUST OPERATIONS	(1,333,998)	1,235,216	610,870

NET INCOME (LOSS) ALLOCATED FROM KMP FUTURES FUND I LLC:
REVENUES
Realized	(15,088)	313,729	208,212
Change in unrealized	(8,259)	(7,948)	59,180
Interest income	37	17,246	76,299

Total revenues (losses)	(23,310)	323,027	343,691

EXPENSES
Brokerage commissions and other transaction fees	279	2,103	7,803
Management fees	4,592	26,273	39,147
Advisor profit shares	201	60,623	43,943
Operating expenses	1,949	9,349	8,979

Total expenses	7,021	98,348	99,872

NET INCOME (LOSS) ALLOCATED FROM KMP FUTURES FUND I LLC	(30,331)	224,679	243,819

NET INCOME (LOSS)	$(1,364,329)	$1,459,895	$854,689

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholders and Managing Owner Unit	$(35.70)	$34.81	$16.98

Weighted average number of Unitholders and Managing Owner Units outstanding	38,218	41,939	50,332

See accompanying notes.

KENMAR GLOBAL TRUST

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2009, 2008 and 2007

		Unitholders’ Capital
	Total Number of Units	Managing Owner	Other Unitholders	Total
Unitholders’ capital at December 31, 2006	56,092.2509	$72,800	$5,729,070	$5,801,870

Redemptions	(11,710.2297)	(13,810)	(1,280,287)	(1,294,097)

Net income for the year ended December 31, 2007		7,927	846,762	854,689

Unitholders’ capital at December 31, 2007	44,382.0212	66,917	5,295,545	5,362,462

Redemptions	(5,163.0413)	(18,660)	(681,742)	(700,402)

Net income for the year ended December 31, 2008		16,341	1,443,554	1,459,895

Unitholders’ capital at December 31, 2008	39,218.9799	64,598	6,057,357	6,121,955

Redemptions	(2,350.8096)	(60,418)	(256,199)	(316,617)

Net loss for the year ended December 31, 2009		(4,180)	(1,360,149)	(1,364,329)

Unitholders’ capital at December 31, 2009	36,868.1703	$0	$4,441,009	$4,441,009

See accompanying notes.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Kenmar Global Trust (the “Fund”) is a Delaware business trust. The Fund will terminate on December 31, 2026 unless terminated sooner as provided in the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund is a multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forward currency and related markets. Since September 30, 2009, the Fund’s assets have been managed solely by Transtrend B.V. (“Transtrend”) as a managed account via their Diversified Trend Program.

Effective January 1, 2007, the Fund contributed a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Company”) and received a voting membership interest in the Company. The Company was formed to function as an aggregate trading vehicle and engages in the speculative trading of futures, forward and option contracts. Effective September 30, 2009, the Fund fully redeemed its membership interest from the Company.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Fund’s Managing Owner, Preferred conducts and manages the business of the Fund. Preferred also had been delegated administrative authority over the operations of the Company. The financial statements of the Company, including the condensed schedules of investments, are included in Section II of these financial statements and should be read in conjunction with the Fund’s financial statements.

Should the Managing Owner make a determination that the Fund’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of the Fund, or, in exercise of its reasonable discretion, if the aggregate Net Asset Value of the fund as of the close of business on any business day declines below $250,000, the Managing Owner may dissolve the Fund.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund and Company execute or executed transactions. Additionally, the Fund and Company are subject to the requirements of the Futures Commission Merchants and interbank market makers through which the Fund and Company trade or traded.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statements of operations, include exchange and other trading fees, and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such year.

For the years ended December 31, 2009, 2008, and 2007, the Fund indirectly earned income or loss through its investment in the Company (See Note 5).

The Fund has elected not to provide a Statement of Cash Flows since substantially all of the Fund’s investments are highly liquid and carried at fair value, the Fund has little or no debt and a Statement of Changes in Unitholders’ Capital is provided.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

The Fund considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2009 or 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$72,225	$0	$0	$72,225
Unrealized gain on open forward currency contracts, net	$0	$6,328	$0	$6,328

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$215,655	$0	$0	$215,655
Investment in KMP Futures Fund I LLC, at fair value	$0	$638,493	$0	$638,493

Transfers in (out)	$0	$638,493	$(638,493)	$0

Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(747)	$0	$(747)

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting (Continued)

Investments classified as Level 2 at December 31, 2008 include the Fund’s investment in the Company which is valued monthly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to the Fund’s financial statements and therefore, the Fund’s investment in the Company should be classified as Level 2 at December 31, 2008.

D.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Fund adopted the guidance effective January 1, 2009. As required, the Fund also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Fund’s financial statements.

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

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of December 31, 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Recent Accounting Pronouncements (Continued)

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the year ended December 31, 2009 is as follows:

Type of Instrument	Trading Revenue for the Year Ended December 31, 2009
Commodities Contracts	$(122,740)
Currencies Contracts	(32,649)
Energy Contracts	(395,084)
Interest Rate Contracts	(255,116)
Metals Contracts	36,696
Stock Indices Contracts	95,555
Other Contracts	(6,465)
Forward Currency Contracts	65,695

Total	$(614,108)

Line item in Statement of Operations
Realized	$(477,753)
Change in unrealized	(136,355)

Total	$(614,108)

Effective for the quarter ending June 30, 2009, the Fund adopted ASC Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Fund’s financial statements.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, the Fund adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have an impact on the Fund’s financial statements.

E.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2009 and 2008, restricted cash totaled $493,598 and $401,868, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund was allocated its pro-rata share of interest from the Company through September 30, 2009.

F.	Income Taxes

The Fund is treated as a partnership for Federal income tax purposes. As such, the Fund is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. The Fund may be subject to other state and local taxes in jurisdictions in which it operates.

The Fund recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed the Fund’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Fund has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Investment in KMP Futures Fund I LLC

The investment in the Company was reported in the Fund’s statements of financial condition at the net asset value as reported by the Company, which the Managing Owner considered an appropriate estimate of fair value. The Fund recorded its proportionate share of the Company’s income or loss in the statements of operations. Valuation of futures, forward and option contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report. Through its investment in the Company, the Fund paid its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement through September 30, 2009.

H.	Profit and Loss Allocations, Distributions and Redemptions

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

I.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the statements of operations.

J.	Interest Income

Interest income is recorded on an accrual basis.

K.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding investors’ interests.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	MANAGING OWNER

The Managing Owner conducts and manages the business of the Fund. Effective December 1, 2008, the Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Fund. As such, the Managing Owner redeemed all its Units in the Fund in 2009.

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

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. Incentive fees earned by the Managing Owner during the years ended December 31, 2009, 2008 and 2007 were $0, $39,409, and $0, respectively, of which $0 and $39,348 were payable at December 31, 2009 and 2008, respectively.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund, for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Commissions	$499,763	$509,815	$449,909
General and administrative	51,707	36,219	30,220

	$551,470	$546,034	$480,129

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 3.	RELATED PARTIES (CONTINUED)

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the statements of financial condition) as of December 31, 2009 and 2008 were $42,818 and $47,462, respectively.

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at December 31, 2009) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

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

Through June 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note. No additional payments have been received from the Managing Owner through December 31, 2009, leaving $585,193 of note receivable from the Managing Owner which is reflected on the December 31, 2009 statement of financial condition. Interest receivable from the Managing Owner on the Note as of December 31, 2009 and 2008 was $1,638 and $1,833, respectively.

Prior to February 23, 2009, any portion of the principal amount which was not demanded by the Fund prior to August 31, 2009, would be due and payable by the Managing Owner, with all accrued and unpaid interest thereon, on August 31, 2009.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 3.	RELATED PARTIES (CONTINUED)

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

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $28,193 of brokerage commissions payable to the Managing Owner as of December 31, 2009.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the years ended December 31, 2009, 2008 and 2007, incentive fees earned by various commodity trading advisors totaled $201, $477,115, and $267,326, respectively, of which $0 and $197,424 was payable at December 31, 2009 and 2008, respectively.

Note 5.	INVESTMENT IN THE COMPANY

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund fully redeemed its assets from the Company as of September 30, 2009. The Fund’s investment in the Company represents 0.00% and 3.96% of the net asset value of the Company at December 31, 2009 and 2008, respectively. The investment in the Company was subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Investments	Loss*	Redemptions	Net Asset Value December 31, 2009
KMP Futures Fund I LLC	$638,493	$0	$(30,331)	$(608,162)	$0

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value December 31, 2008
KMP Futures Fund I LLC	$1,732,978	$0	$224,679	$(1,319,164)	$638,493

	Net Asset Value December 31, 2006	Investments	Gain*	Redemptions	Net Asset Value December 31, 2007
KMP Futures Fund I LLC	$0	$2,143,975	$243,819	$(654,816)	$1,732,978

*	Earnings include $(8,259), $(7,948) and $59,180 for the years ended December 31, 2009, 2008 and 2007, respectively, attributable to the change in unrealized gains and losses.

The Fund had been able to make additional contributions to, or redemptions from, the Company on a monthly basis.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

December 31, 2009

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2009 and 2008, such segregated assets totaled $1,521,992 and $3,796,610, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $99,045 and $234,481 at December 31, 2009 and 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2009, all of the Fund’s open futures contracts mature within thirty-six months.

KENMAR GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	2009	2008	2007
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net asset value per Unit at beginning of year	$156.10	$120.83	$103.43

Income (loss) from operations:
Gain (loss) from trading(1), (3)	(16.62)	62.25	30.98
Net investment loss(1), (3), (5)	(19.02)	(26.98)	(13.58)

Total income (loss) from operations	(35.64)	35.27	17.40

Net asset value per Unit at end of year	$120.46	$156.10	$120.83

Total Return	(22.83)%	29.19%	16.82%

Supplemental Data

Ratios to average net asset value:(3)
Expenses prior to incentive fees(2)	13.95%	13.03%	12.68%
Incentive fees(4)	0.00%	9.10%	4.95%

Total expenses	13.95%	22.13%	17.63%

Net investment loss(5)	(13.59)%	(19.93)%	(12.66)%

Total returns are calculated based on the change in value of a Unit during the year. An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)

The net investment loss per Unit is calculated by dividing the net investment loss by the weighted average number of Units outstanding during the year. The gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Excludes advisor profit shares and Managing Owner incentive fees.
(3)	Includes the Fund’s proportionate share of income and expenses from KMP Futures Fund I LLC for the nine months ended September 30, 2009 and for the years ended December 31, 2008 and 2007.
(4)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.
(5)	Represents interest income less total expenses (inclusive of incentive fees).

Note 9.	SUBSEQUENT EVENTS

From January 1, 2010 through March 23, 2010, there were redemptions of $31,237.

SECTION II

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

ANNUAL REPORT

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

KMP Futures Fund I LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and changes in members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of KMP Futures Fund I LLC (formerly known as WCM Pool LLC) at December 31, 2009 and 2008, and the results of its operations and changes in its members’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 23, 2010

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents (See Note 2)	$23,723,816	$19,431,990
Interest receivable	54	479
Commodity options owned, at fair value (premiums paid $300 and $0 at December 31, 2009 and 2008, respectively)	60	0
Net unrealized gain on open futures contracts	105,410	269,887

Total assets	$23,829,340	$19,702,356

LIABILITIES
Commodity options written, at fair value (premiums received $600 and $0 at December 31, 2009 and 2008, respectively)	$120	$0
Accrued expenses payable	135,558	38,738
Management fees payable	39,943	66,550
Incentive fees payable	0	100,116
Redemptions payable (includes $23,047,803 to be converted to individual membership)	23,653,719	3,367,541

Total liabilities	23,829,340	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	0	11,561,900
Member KGT	0	638,493
Member FST	0	3,929,018

Total members’ capital (Net Asset Value)	0	16,129,411

Total liabilities and members’ capital	$23,829,340	$19,702,356

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2009 and 2008

	2009		2008
	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	0.54%	$127,366	0.00%	$32
Currencies	(0.36)%	(85,037)	0.16%	31,725
Interest rates	0.01%	1,441	1.91%	375,048
Stock indicies	0.50%	119,001	0.00%	0

Net unrealized gain on futures contracts purchased	0.69%	162,771	2.07%	406,805

Futures contracts sold:
Commodities	(0.23)%	(53,262)	(0.22)%	(43,517)
Currencies	(0.02)%	(4,080)	(0.48)%	(92,971)
Interest rates	0.00%	1,120	(0.01)%	(833)
Stock indices	0.00%	(1,139)	0.00%	403

Net unrealized loss on futures contracts sold	(0.25)%	(57,361)	(0.71)%	(136,918)

Net unrealized gain on open futures contracts	0.44%	$105,410	1.36%	$269,887

	Fair Value as a % of Members’ Capital*	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:
Fair value on options purchased	0.00%	$60	0.00%	$0

Commodity options owned, at fair value (premiums paid $300 and $0 at December 31, 2009 and 2008, respectively)	0.00%	$60	0.00%	$0

Written Options on Futures Contracts:
Fair value on options written	0.00%	$(120)	0.00%	$0

Commodity options written, at fair value (premiums received $600 and $0 at December 31, 2009 and 2008, respectively)	0.00%	$(120)	0.00%	$0

*	Includes redemptions payable at December 31, 2009 and 2008

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES
Realized	$(1,358,507)	$4,820,038	$2,899,882
Change in unrealized	(164,237)	(165,096)	434,983
Interest income	1,611	241,413	804,211

Total revenues (losses)	(1,521,133)	4,896,355	4,139,076

EXPENSES
Brokerage commissions	37,318	31,212	79,343
Management fees	490,573	409,728	414,865
Incentive fees	593	830,827	562,491
Operating expenses	361,860	141,244	101,748

Total expenses	890,344	1,413,011	1,158,447

NET INCOME (LOSS)	$(2,411,477)	$3,483,344	$2,980,629

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2009, 2008 and 2007

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Balances at January 1, 2007	$0	$0	$0	$0	$0	$0	$0

Additions	3,636,165	12,966,087	2,143,975	5,002,950	0	0	23,749,177

Redemptions	(888,949)	(3,353,004)	(654,816)	(1,682,994)	0	0	(6,579,763)

Net income for the year ended December 31, 2007	417,962	1,442,225	243,819	876,623	0	0	2,980,629

Balances at December 31, 2007	3,165,178	11,055,308	1,732,978	4,196,579	0	0	20,150,043

Redemptions	(3,720,425)	(1,479,113)	(1,319,164)	(985,274)	0	0	(7,503,976)

Net income for the year ended December 31, 2008	555,247	1,985,705	224,679	717,713	0	0	3,483,344

Balances at December 31, 2008	0	11,561,900	638,493	3,929,018	0	0	16,129,411

Additions	0	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	0	(10,687,773)	(608,162)	(3,637,180)	(4,567,072)	(13,299,747)	(32,799,934)

Net loss for the year ended December 31, 2009	0	(874,127)	(30,331)	(291,838)	(319,928)	(895,253)	(2,411,477)

Balances at December 31, 2009	$0	$0	$0	$0	$0	$0	$0

See accompanying notes.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (the “Company”) prior to its change in name effective November 2, 2009, is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or “Managing Member”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the managing owner of each of the Company’s members, is the Managing Member of the Company, and has been delegated administrative authority over the operations of the Company.

Going into December 31, 2009, the Company consisted of four members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I and Member FST have been members of the Company since 2007. Diversified Futures Fund L.P. (“Member DFF LP”), also a member of the Company beginning in 2007, redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. Kenmar Global Trust (“Member KGT”) was a member of the Company from 2007 to September 2009. Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 will receive a pro rata distribution of their Interest in the Company on December 31, 2009 and replace it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its Interests under Section 12(g) of the Securities Exchange Act of 1934. The Members will no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Upon effectiveness of its registration statement with the SEC, the Company will become a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company will become subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Preferred, its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third-party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2009 or 2008.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60
Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

B.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted the guidance effective January 1, 2009. As required, the Company also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.

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

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of December 31, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the year ended December 31, 2009 is as follows:

Type of Instrument	Trading Revenue for the Year Ended December 31, 2009
Commodities contracts	$(350,083)
Currencies contracts	(253,143)
Interest rate contracts	(409,170)
Stock indices contracts	(517,936)
Purchased options on futures contracts	(6,867)
Written options on futures contracts	14,455

Total	$(1,522,744)

Line item in Statement of Operations
Realized	$(1,358,507)
Change in unrealized	(164,237)

Total	$(1,522,744)

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

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

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

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Company’s financial statements.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2009 and 2008, restricted cash totaled $1,628,359 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Member has reviewed the Company’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

E.	Capital Accounts

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

F.	Foreign Currency Transactions

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

G.	Interest Income

Interest income is recorded on an accrual basis.

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value is calculated per each member’s capital account balance after allocations of net income (loss) to such member’s account.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the years ended December 31, 2009, 2008 and 2007, the Trading Advisor earned incentive fees of $593, $830,827 and $562,491, respectively, of which $0 and $100,116 remained payable at December 31, 2009 and 2008, respectively.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
General and administrative	$71,528	$24,350	$0

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of December 31, 2009 and 2008 were $28,601 and $7,480, respectively.

Note 5.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

Through December 31, 2009, investments in the Company were made subject to the terms of the Organization Agreement.

The Company was not required to make distributions, but could do so at the discretion of the Members. A Member was able to request and receive redemption of capital, subject to the terms in the Organization Agreement.

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

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2009 and 2008, such segregated assets totaled $19,213,546 and $12,595,893, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $163,718 and $1,274,591 at December 31, 2009 and 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2009, all open futures contracts mature within twenty-four months.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	December 31, 2009					December 31, 2008
	Member DFT I(5)	Member KGT(6)	Member FST(5)	Member Series D(5), (7)	Member Series F(5), (7)	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return(1), (4)

Total return before incentive fee	(8.03)%	(7.78)%	(8.03)%	(6.53)%	(6.53)%	23.44%	23.44%	23.44%	23.44%
Incentive fee	0.01%	0.01%	0.01%	0.00%	0.00%	(4.69)%	(4.69)%	(4.69)%	(4.69)%

Total return after incentive fee	(8.02)%	(7.77)%	(8.02)%	(6.53)%	(6.53)%	18.75%	18.75%	18.75%	18.75%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.61%	3.27%	3.60%	3.80%	3.79%	2.92%	2.91%	3.06%	2.92%
Incentive fee(1)	0.00%	0.07%	0.01%	0.00%	0.00%	4.15%	4.09%	4.92%	4.18%

Total expenses and incentive fee	3.61%	3.34%	3.61%	3.80%	3.79%	7.07%	7.00%	7.98%	7.10%

Net investment loss(2), (3)	(3.60)%	(3.26)%	(3.59)%	(3.79)%	(3.79)%	(1.71)%	(1.72)%	(1.66)%	(1.71)%

Total returns are calculated based on the change in the value of Member’s capital during the year. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)

Member DFF LP’s ratios to average net asset values for the year ended December 31, 2008, and Members DFT I, FST, Series D and Series F’s ratios to average net asset values for the year ended December 31, 2009 were calculated prior to their liquidating redemptions from the Company.

(6)

Member KGT redeemed all of its membership interest in the Company as of September 30, 2009 and calculated all its ratios to average net asset values prior to its liquidating redemptions from the Company.

(7)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2007
	Member DFF LP	Member DFT I	Member KGT	Member FST(5)

Total return(1), (4)

Total return before incentive fee	15.84%	15.84%	15.84%	26.12%
Incentive fee	(2.43)%	(2.42)%	(2.51)%	(4.92)%

Total return after incentive fee	13.41%	13.42%	13.33%	21.20%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	2.93%	2.92%	2.92%	2.97%
Incentive fee(1)	2.21%	2.18%	2.30%	4.26%

Total expenses and incentive fee	5.14%	5.10%	5.22%	7.23%

Net investment income(2), (3)	1.00%	1.01%	1.07%	1.05%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains on securities transactions.
(5)	Member FST contributed its net assets to the Company effective April 1, 2007.

KMP FUTURES FUND I LLC

(formerly known as WCM POOL LLC)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 10.	SUBSEQUENT EVENTS

In connection with the change of name and change to a direct investment vehicle (See Note 1A), management and incentive fees will continue to be calculated by the Company once it converts to a direct investment vehicle. In addition, administrative services fees payable to Preferred and any expense caps, if applicable, that were previously computed by each of the Members will be calculated by the Company beginning January 1, 2010. The Company’s management fees to Preferred (previously administrative services fees) and expense cap will both be calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors will continue to be able to redeem their units on a monthly basis with the proper redemption notification.

From January 1, 2010 through March 23, 2010, the Company had subscriptions received of $23,047,803 and paid redemptions of $513,870.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2010.

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp. Managing Owner

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 25, 2010.

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp. Managing Owner

	By: /s/ Kenneth A. Shewer	Date: March 25, 2010
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)