Form 10-Q
period 2010-03-31
KENMAR GLOBAL TRUST
filed 2010-05-13
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-9898

KENMAR GLOBAL TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6429854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

FINANCIAL STATEMENTS

March 31, 2010

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,588,220	$1,548,812
Unrealized gain on open futures contracts, net	382,495	72,225

Total equity in broker trading accounts	1,970,715	1,621,037

Cash and cash equivalents	2,199,779	2,454,265
Interest receivable, net	1,524	1,226
Note receivable, Managing Owner	585,193	585,193
Unrealized gain on open forward currency contracts, net	0	6,328

Total assets	$4,757,211	$4,668,049

LIABILITIES
Unrealized loss on open forward currency contracts, net	$309	$0
Accounts payable and other	111,097	98,659
Managing Owner brokerage commissions and other transaction fees payable	30,708	37,210
Redemptions payable	11,000	91,171

Total liabilities	153,114	227,040

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner- none and none units outstanding at March 31, 2010 and December 31, 2009, respectively
Other Unitholders – 36,508.5648 and 36,868.1703 Units outstanding at March 31, 2010 and December 31, 2009, respectively	4,604,097	4,441,009

Total unitholders’ capital (Net Asset Value)	4,604,097	4,441,009

Total liabilities and unitholders’ capital	$4,757,211	$4,668,049

Net Asset Value per Other Unitholders Unit

March 31, 2010	December 31, 2009
$126.11	$120.46

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS

OPEN LONG FUTURES CONTRACTS

Description

Commodities	0.13%	$5,756	0.38%	$16,964
Currency	1.10%	50,866	(0.38)%	(16,696)
Energy	0.62%	28,359	(0.07)%	(3,297)
Interest rates	1.15%	52,710	(0.86)%	(38,042)
Metals	2.42%	111,446	1.57%	69,632
Stock index	0.87%	40,285	0.84%	37,382
Other	0.02%	980	0.00%	0

Unrealized gain on open long futures contracts	6.31%	$290,402	1.48%	$65,943

OPEN SHORT FUTURES CONTRACTS

Description

Commodities	0.68%	$31,227	(0.09)%	$(3,894)
Currency	0.59%	27,277	0.87%	38,763
Energy	2.18%	100,180	0.00%	0
Interest rates	0.26%	11,996	0.27%	12,135
Metals	(1.92)%	(88,450)	(1.02)%	(45,602)
Stock index	0.21%	9,849	0.10%	4,350
Other	0.00%	14	0.01%	530

Unrealized gain on open short futures contracts	2.00%	$92,093	0.14%	$6,282

Unrealized gain on open futures contracts, net	8.31%	$382,495	1.62%	$72,225

OPEN FORWARD CURRENCY CONTRACTS

Description

Long forward currency contracts	(0.01)%	$(189)	(0.16)%	$(7,146)
Short forward currency contracts	0.00%	(120)	0.30%	13,474

Unrealized gain (loss) on open forward currency contracts, net	(0.01)%	$(309)	0.14%	$6,328

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31
	2010	2009
NET INCOME (LOSS) FROM TRUST OPERATIONS TRADING GAINS (LOSSES)
Realized	$50,989	$11,309
Change in unrealized	303,633	(211,980)
Brokerage commissions	(9,906)	(6,660)

Net gain (loss) from trading	344,716	(207,331)

NET INVESTMENT LOSS
INCOME
Interest income	4,869	5,487

EXPENSES
Managing Owner brokerage commissions	97,283	141,752
Operating expenses	46,977	43,729

Total expenses	144,260	185,481

Net investment loss	(139,391)	(179,994)

NET INCOME (LOSS) FROM TRUST OPERATIONS	205,325	(387,325)

NET LOSS ALLOCATED FROM KMP FUTURES FUND I LLC:
REVENUES
Realized	0	7,512
Change in unrealized	0	(9,811)
Interest income	0	36

Total losses	0	(2,263)

EXPENSES
Brokerage commissions and other transaction fees	0	141
Advisor profit shares	0	201
Management fees	0	2,774
Operating expenses	0	1,236

Total expenses	0	4,352

NET LOSS ALLOCATED FROM KMP FUTURES FUND I LLC	0	(6,615)

NET INCOME (LOSS)	$205,325	$(393,940)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS UNIT
Net income (loss) per weighted average Unitholders Unit	$5.59	$(10.11)

Weighted average number of Unitholders Units outstanding	36,710	38,966

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total
Three Months Ended March 31, 2010

Balances at December 31, 2009	36,868.1703	$0	$4,441,009	$4,441,009

Redemptions	(359.6055)	0	(42,237)	(42,237)

Net income for the three months ended March 31, 2010		0	205,325	205,325

Balances at March 31, 2010	36,508.5648	$0	$4,604,097	$4,604,097

Three Months Ended March 31, 2009

Balances at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955

Redemptions	(751.5692)	(60,418)	(51,480)	(111,898)

Net loss for the three months ended March 31, 2009		(4,180)	(389,760)	(393,940)

Balances at March 31, 2009	38,467.4107	$0	$5,616,117	$5,616,117

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

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2010, the condensed statements of operations for the three months ended March 31, 2010 (“First Quarter 2010”) and for the three months ended March 31, 2009 (“First Quarter 2009”) and the condensed statements of changes in trust capital for the First Quarter 2010 and 2009 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Fund as of March 31, 2010 and the results of its operations for the First Quarter 2010 and 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2009.

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

Commodity futures and forward transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the condensed statements of operations, include exchange and other trading fees, and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such year.

For the First Quarter ended March 31, 2009, the Fund indirectly earned income or loss through its investment in the Company (see Note 5).

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

The Fund considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market values of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (E.T) on the last business day of the reporting period obtained from third-party data providers such as Bloomberg and Interactive Data Corporation (“IDC”) (Level 2). There are no Level 3 investments on March 31, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$382,495	$0	$0	$382,495

Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(309)	$0	$(309)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$72,225	$0	$0	$72,225
Unrealized gain on open forward currency contracts, net	$0	$6,328	$0	$6,328

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Recent Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for the Fund beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the fund beginning January 1, 2011. The Fund’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

E.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2010 and December 31, 2009, restricted cash totaled $859,956 and $493,598, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund was allocated its pro-rata share of interest from the Company for the First Quarter 2009.

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

Through September 30, 2009, the investment in the Company was reported in the Fund’s condensed statement of financial condition at the net asset value as reported by the Company, which the Managing Owner considered an appropriate estimate of fair value. The Fund recorded its proportionate share of the Company’s income or loss in the condensed statement of operations. Valuation of futures, forward and option contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report. Through its investment in the Company, the Fund paid its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement through September 30, 2009.

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

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the condensed statements of operations.

J.	Interest Income

Interest income is recorded on an accrual basis.

K.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding investors’ units.

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

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. The Managing Owner earned no incentive fees for the First Quarter 2010 or for the First quarter 2009.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	First Quarter 2010	First Quarter 2009
Commissions	$97,283	$141,752
General and administrative	16,775	9,505

Total	$114,058	$151,257

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the condensed statements of financial condition) as of March 31, 2010 and December 31, 2009 were $31,427 and $42,818, respectively.

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

Through June 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note. No additional payments have been received from the Managing Owner through March 31, 2010, leaving $585,193 of note receivable from the Managing Owner which is reflected on the March 31, 2010 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of March 31, 2010 was $1,638.

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

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $23,920 of brokerage commissions payable to the Managing Owner as of March 31, 2010.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the three months ended March 31, 2010 and 2009, incentive fees earned by various commodity trading advisors totaled $0 and $201, respectively, of which $0 and $0 was payable at March 31, 2010 and 2009.

Note 5.	INVESTMENT IN THE COMPANY

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund fully redeemed its assets from the Company as of September 30, 2009. The investment in the Company was subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value March 31, 2009
KMP Futures Fund I LLC	$638,493	$(6,615)	$(282,510)	$349,368

*	Earnings include $(9,811) for the three months ended March 31, 2009, attributable to the change in unrealized losses.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of March 31, 2010 and 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2010 and 2009 is as follows:

Type of Instrument	Trading Revenue for the First Quarter 2010	Trading Revenue for the First Quarter 2009*
Commodities Contracts	$8,425	$(108,316)
Currencies Contracts	152,235	(41,787)
Energy Contracts	83,384	78,578
Equity	2,099	0
Interest Rate Contracts	103,042	(64,612)
Metals Contracts	(2,435)	(31,115)
Stock Indices Contracts	5,327	(28,876)
Other Contracts	(4,022)	0
Forward Currency Contracts	6,567	(4,543)

Total	$354,622	$(200,671)

Line item in Condensed Statements of Operations

Realized	$50,989	$11,309
Change in unrealized	303,633	(211,980)

Total	$354,622	$(200,671)

*	Excludes income from the Company.

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2010 and December 31, 2009, such segregated assets totaled $1,620,989 and $1,521,992, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $349,726 and $99,045 at March 31, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2010, all of the Fund’s open futures contracts mature within thirty-six months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Per Unit Performance (for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$120.46	$156.10

Income (loss) from operations:(5)
Gain (loss) from trading(1)	9.72	(5.20)
Net investment loss(1), (6), (7)	(4.07)	(4.90)

Total income (loss) from operations	5.65	(10.10)

Net asset value per Unit at end of period	$126.11	$146.00

Total Return(2)	4.69%	(6.47)%

Supplemental Data

Ratios to average net asset value:(5)
Expenses prior to incentive fees(3)	14.13%	13.21%
Incentive fees(2), (6)	0.00%	0.00%

Total expenses	14.13%	13.21%

Net investment loss(3), (4)	(13.68)%	(12.84)%

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

(2)	Not annualized.
(3)	Annualized.
(4)	Represents interest income less total expenses (exclusive of incentive fees).
(5)	Includes the Fund’s proportionate share of income and expenses from KMP Futures Fund I LLC, for the period ending March 31, 2009.
(6)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.
(7)	Represents interest income less total expenses (inclusive of incentive fees).

Note 9.	SUBSEQUENT EVENTS

Effective April 30, 2010, the Managing Owner and the Fund agreed to modify the terms of the Note such that fifty percent (50%) of the outstanding principal amount of the Note, along with all accrued and unpaid interest therein, shall be due and payable by the Managing Owner on December 31, 2010 and fifty percent (50%) of the outstanding principal amount of the Note, along with all accrued and unpaid interest therein, shall be due and payable by the Managing Owner on December 31, 2011.

SECTION II

KMP FUTURES FUND I LLC

FINANCIAL STATEMENTS

March 31, 2010

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$22,231,846	$23,723,816
Interest receivable	96	54
Receivable from managing owner	4	0
Due from related funds	136,823	0
Commodity options owned, at fair value (premiums paid $2,010 and $300 at March 31, 2010 and December 31, 2009, respectively)	1,640	60
Net unrealized gain on open futures contracts	906,598	105,410

Total assets	$23,277,007	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $3,910 and $600 at March 31, 2010 and December 31, 2009, respectively)	$3,085	$120
Accrued expenses payable	156,165	135,558
Management fees payable	38,354	39,943
Redemptions payable (December 31, 2009 includes $23,047,803 to be converted to individual membership)	686,158	23,653,719

Total liabilities	883,762	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	22,393,245	0

Total liabilities and members’ capital	$23,277,007	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	1.36%	$305,305	0.54%	$127,366
Currencies	0.34%	76,011	(0.36)%	(85,037)
Interest rates	0.90%	201,173	0.01%	1,441
Stock indices	0.84%	187,986	0.50%	119,001

Net unrealized gain on futures contracts purchased	3.44%	770,475	0.69%	162,771

Futures contracts sold:
Commodities	0.42%	94,427	(0.23)%	(53,262)
Currencies	0.22%	48,677	(0.02)%	(4,080)
Interest rates	(0.03)%	(6,981)	0.00%	1,120
Stock indices	0.00%	0	0.00%	(1,139)

Net unrealized gain (loss) on futures contracts sold	0.61%	136,123	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	4.05%	$906,598	0.44%	$105,410

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:

Fair value on options purchased	0.01%	$1,640	0.00%	$60

Commodity options owned, at fair value (premiums paid $2,010 and $300 at March 31, 2010 and December 31, 2009, respectively)	0.01%	$1,640	0.00%	$60

Written Options on Futures Contracts:

Fair value on options written	(0.01)%	$(3,085)	0.00%	$(120)

Commodity options written, at fair value (premiums received $3,910 and $600 at March 31, 2010 and December 31, 2009, respectively)	(0.01)%	$(3,085)	0.00%	$(120)

*	Includes redemptions payable at December 31, 2009

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Realized	$280,453	$174,800
Change in unrealized	801,403	(303,955)
Interest income	371	993

Total revenues (losses)	1,082,227	(128,162)

EXPENSES
Brokerage commissions	10,373	4,177
Trading Advisor base fee	337,922	0
Management fees	114,351	79,784
Incentive fees	0	593
Operating expenses	74,112	35,388

Total expenses	536,758	119,942

NET INCOME (LOSS)	$545,469	$(248,104)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

Members’ Capital
Three months ended March 31, 2010

Members’ capital at December 31, 2009	$0

Additions	23,047,803

Redemptions	(1,200,027)

Net income for the three months ended March 31, 2010	545,469

Members’ capital at March 31, 2010	$22,393,245

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Total
Three months ended March 31, 2009

Members’ capital at December 31, 2008	$11,561,900	$638,493	$3,929,018	$16,129,411

Redemptions	(778,184)	(282,510)	(290,859)	(1,351,553)

Net loss for the three months ended March 31, 2009	(182,366)	(6,615)	(59,123)	(248,104)

Members’ capital at March 31, 2009	$10,601,350	$349,368	$3,579,036	$14,529,754

See accompanying notes.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Company

KMP Futures Fund I LLC, formerly known as WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of the Company is December 31.

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

As of January 1, 2009, the Company consisted of three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D and Member Series F are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Company on December 31, 2009 and replace it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its Interests under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer be subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Company (Continued)

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2010, the condensed statements of operations for the three months ended March 31, 2010 (“First Quarter 2010”) and for the three months ended March 31, 2009 (“First Quarter 2009”) and the condensed statements of changes in trust capital for the First Quarter 2010 and First Quarter 2009 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2010 and the results of its operations for the First Quarter 2010 and First Quarter 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with a U.S. GAAP have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged expense when incurred.

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a condensed statement of changes in members’ capital (net asset value) is provided.

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

The Company considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period.

The market values of forward currency (non-exchange traded) contracts (Level 2) was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (E.T) on the last business day of the reporting period from third-party data providers such as obtained from it’s third-party data providers i.e. Bloomberg and Interactive Data Corporation (“IDC”) (Level 2).

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (E.T.) on the last business day of the reporting period from it’s third-party data provider, Super Derivates. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on March 31, 2010 or December 31, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$906,598	$0	$0	$906,598
Commodity options owned, at fair value	$0	$1,640	$0	$1,640

Liabilities:
Commodity options written, at fair value	$0	$(3,085)	$0	$(3,085)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for the Company beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the Company beginning January 1, 2011. The Company’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2010 and December 31, 2009, restricted cash totaled $1,998,205 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Managing Member respective capital balances. The Company has not and does not presently intend to make any distributions.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Interest Income

Interest income is recorded on an accrual basis

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value is calculated per each member’s capital account balance after allocations of net income (loss) to such member’s account.

Note 3.	FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a base fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Effective January 1, 2010, the Company’s management fees to Preferred (previously administrative services fees) and expense cap are both calculated on the net assets of the Company at rates of 6.00% and 1.50% per annum, respectively. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the First Quarter 2010 and 2009, the Trading Advisor earned incentive fees of $0 and $593, respectively, of which $0 and $0 remains payable for the First Quarter 2010 and 2009, respectively.

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

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Preferred for the Company for the First Quarter 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
General and administrative	$31,166	$8,270

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of March 31, 2010 and December 31, 2009 were $14,250 and $28,601, respectively.

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

The Company is not required to make distributions, but can do so at the discretion of the Members. A Member is able to request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of March 31, 2010 and 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2010 and 2009 is as follows:

Type of Instrument	Trading Revenue for the First Quarter 2010	Trading Revenue for the First Quarter 2009
Commodities contracts	$268,704	$64,844
Currencies contracts	337,293	(201,137)
Interest rate contracts	338,571	(75,826)
Stock indices contracts	136,353	82,964
Purchased options on futures contracts	(850)	0
Written options on futures contracts	1,785	0

Total	$1,081,856	$(129,155)

Line item in Condensed Statements of Operations
Realized	$280,453	$174,800
Change in unrealized	801,403	(303,955)

Total	$1,081,856	$(129,155)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2010 and December 31, 2009, such segregated assets totaled $18,008,104 and $19,213,546, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $433,701 and $163,718 at March 31, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2010, all open futures contracts mature within twenty-seven months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the First Quarter 2010 and 2009. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)
	Member	Member DFT I	Member KGT	Member FST
Total return:(1), (4)

Total return before incentive fee	2.46%	(1.61)%	(1.61)%	(1.61)%
Incentive fee	0.00%	0.01%	0.01%	0.01%

Total return after incentive fee	2.46%	(1.60)%	(1.60)%	(1.60)%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	9.54%	3.06%	3.31%	3.05%
Incentive fee(1)	0.00%	0.00%	0.04%	0.01%

Total expenses and incentive fee	9.54%	3.06%	3.35%	3.06%

Net investment loss(2), (3)	(9.54)%	(3.03)%	(3.28)%	(3.03)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions and additions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Note 10.	SUBSEQUENT EVENTS

From April 1, 2010 through May 13, 2010, there were redemptions of $72,868.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2010 (“First Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Registrant is engaged solely in the business of commodity futures, forwards and option trading; therefore, presentation of industry segment information is not applicable.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at March 31, 2010) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

Through March 31, 2010, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s March 31, 2010 statement of financial condition. Interest receivable from the Managing Owner on the Note as of March 31, 2010 was $1,638.

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

The Trading Advisor and the Trading Vehicle

Through First Quarter 2010, Registrant’s net assets were managed by Transtrend, B.V. (“Transtrend”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its Unitholders. Kenmar Preferred has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forward and option contracts. Effective September 30, 2009, Registrant fully redeemed from the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 1 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2009.

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

Of the Registrant’s unrealized gains(loss) at March 31, 2010, $382,495 or 100.08% of Registrant’s unrealized gains(loss) at March 31, 2010 are classified as Level 1 and $(309) or (0.08)% as Level 2. $72,225 or 91.94% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,328 or 8.06% as Level 2. There are no Level 3 investments at March 31, 2010 or December 31, 2009.

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for Registrant beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for the fund beginning January 1, 2011. Registrant’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

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

Subscriptions and Redemptions

First Quarter 2010

Subscriptions of Limited Interests and General Interests for the First Quarter 2010 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2010 were $42,237 and $0, respectively.

First Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended March 31, 2009 (“First Quarter 2009”) were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2009 were $51,480 and $60,418, respectively.

Liquidity

At March 31, 2010, 100% of Registrant’s net investable assets were allocated to commodities trading. A significant portion of Registrant’s net assets is held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2009.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2010 and First Quarter 2009:

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter US Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of US Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the US economic recovery and increasing signs of acceleration in global growth, US Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The US Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The US dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the US economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The US dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the US dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the US dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged US equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

Energies: During the quarter, industrial commodities benefited from the global industrial recovery and inventory building; however, agricultural commodities declined on unexpectedly strong crop reports. Crude continued to increase and gained 5.5% on the back of rising international trade and stabilizing transportation demand in the developed countries. Natural gas plunged 30.6% as rig counts surged and production escalated. Heating oil ended the quarter with an approximate 2.2% gain and reformulated gasoline had a solid quarter, rising approximately 12.6%. Part of the strength in refined products is contributable to fact that Venezuela appears to have become a net importer of gasoline and its exports of other refined products recently fell.

Metals: Gold posted a 1.6% gain during the quarter, although the US dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

Agricultural/Softs and Livestock: Agricultural commodities experienced a sell-off during the quarter. Except for coffee and cotton which benefited from global economic conditions, the agricultural commodities were adversely affected by fundamentals such as unexpectedly strong reports of harvest, storage and planting. As the fears of damage to harvests from the unusually cold weather abated, grains sold off swiftly. Sugar plummeted over 38% from near 30-year highs, reflecting large speculative positioning and better-than-expected yields in India and Brazil.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of March 31, 2010 and March 31, 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the quarter ended March 31, 2010 and the quarter ended March 31, 2009.

First Quarter 2010

As of March 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	23.68%

Energies	12.46%

Grains	5.59%

Interest Rates	24.21%

Indices	28.00%

Meats	0.68%

Metals	3.59%

Tropicals	1.79%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro, Mexican peso, Polish zloty and the South African rand. The majority of losses were experienced in Australian and Canadian dollars and Japanese yen.

Energies: (+) Registrant experienced a majority of its gains in natural gas. Losses were incurred in reformulated gasoline, crude oil, brent crude and gas oil.

Grains: (+) Registrant experienced gains in cotton, wheat and rape seed. Losses were incurred in corn, soybeans and soymeal.

Indices: (+) Registrant experienced a majority of its gains in the CBOE VIX Index, DJ Stoxx 600, DJIA, FTSE, OMX Stockholm Index and the S&P 500. Losses were realized in the All Ordinaries Index, DJ Stoxx 50, Hang Seng and the S&P MIB 30 Index.

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor Liffe, German Bobl, German Bund and Short Sterling. The majority of losses were experienced in the Australian bond, Canadian bond, London Gilt and US Treasury Notes.

Meats: (+) Registrant experienced gains in feeder cattle and live cattle. Losses were realized in live hogs.

Metals: (-) Registrant experienced gains in nickel. Losses were incurred in gold, aluminum and silver.

Softs: (-) Registrant experienced gains in citrus. Losses were realized in cocoa, sugar, coffee and timber.

First Quarter 2009

As of March 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	30.73%

Energies	4.29%

Grains	21.66%

Indices	5.86%

Interest Rates	26.02%

Meats	2.19%

Metals	5.88%

Tropicals	3.37%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2009 were as follows:

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

Results of Operations

First Quarter 2010

The Net Asset Value per Interest as of March 31, 2010 was $126.11, an increase of $5.65 from the December 31, 2009 Net Asset Value per Interest of $120.46. Registrant’s average net assets level for the First Quarter 2010 was approximately

$4,367,000, a decrease of approximately $1,577,000 as compared to the First Quarter 2009 primarily due to the effects of redemptions.

Registrant’s performance for the First Quarter 2010 was up 4.69%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions for the First Quarter 2010 were approximately $355,000.

Commissions and other transaction fees for the First Quarter 2010 were approximately $107,000, a decrease of approximately $42,000 as compared to the First Quarter 2009, primarily due to reduced average net asset levels discussed above.

Management fees allocated from the Trading Vehicle for the First Quarter 2010 were $0, a decrease of approximately $3,000 as compared to the First Quarter 2009, due to the Registrant fully redeeming its investment in the Trading Vehicle as of September 30, 2009.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the First Quarter 2010 were $0.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the First Quarter 2010 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the First Quarter 2010 were approximately $47,000.

First Quarter 2009

The Net Asset Value per Interest as of March 31, 2009 was $146.00, a decrease of $10.10 from the December 31, 2008 Net Asset Value per Interest of $156.10. Registrant’s average net assets level for the First Quarter 2009 was approximately $5,944,000, an increase of approximately $467,000 as compared to the quarter ended March 31, 2008 (“First Quarter 2008”) primarily due to positive trading performance in 2008, which more than offset the effect of redemptions.

Registrant’s performance for the First Quarter 2009 was (6.47%). Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions for the First Quarter 2009 were approximately $(203,000).

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income for the quarter ended March 31, 2009 was approximately $6,000, a decrease of approximately $43,000 as compared to the First Quarter 2008 primarily due to declining interest rates which more than offset the increased average net asset level discussed above.

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

Commissions and other transaction fees for the First Quarter 2009 were approximately $149,000, an increase of approximately $23,000 as compared to the First Quarter 2008 primarily due to increased average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees allocated from the Trading Vehicle for the First Quarter 2009 were approximately $3,000, a decrease of approximately $6,000 as compared to the First Quarter 2008 primarily due to the effect of redemptions.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the First Quarter 2009 were approximately $200.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the First Quarter 2009 were approximately $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the First Quarter 2009 were approximately $45,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2010.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and brokerage commissions payable to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreement). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 2 and 3 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of March 31, 2010. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant (incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1999)

3.4	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of

December 1, 2008 (incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 2008)

4.1

Demand Promissory Note dated September 24, 2007, effective August 10, 2007 by and between Registrant and Preferred Investment Solutions Corp. (incorporated by reference to Exhibit 4.2 to Form 8-K, file No. 333-08869, filed on September 28, 2007)

4.2

Amendment No. 1 to Demand Promissory Note dated February 23, 2009 by and between Registrant and Preferred Investment Solutions Corp. (incorporated by reference to Exhibit 4.1 to Form 8-K, file No. 333-08869, filed on February 25, 2009)

4.3

Amendment No. 2 to Demand Promissory Note dated April 30, 2010 by and between Registrant and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.13 to Form 8-K, file No. 333-08869, filed on May 3, 2010)

4.4	Form of the Privacy Notices of the Managing Owner dated January 2009 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K for the year ended December 31, 2009)

10.1	Form of Advisory Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.5

Customer Agreement between the Trust and ING (U.S.) Securities Futures & Options Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K405 for the year ended December 31, 1998)

10.6	Customer Agreement between Registrant and PaineWebber Incorporated (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K405 for the year ended December 31, 1998)

10.7	Form of Advisory Agreement between Registrant and the Advisors (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K405 for the year ended December 31, 1998)

10.8	WCM Pool LLC Organization Agreement dated November 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

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

10.11	Amendment No. 1 to WCM Pool LLC Organization Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.12

Purchase Agreement dated September 24, 2007, effective August 10, 2007 by and between Registrant and Preferred Investment Solutions Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K, file No. 333-08869, filed on September 28, 2007)

10.13

Security Agreement dated September 24, 2007, effective August 10, 2007 by and between Registrant and Preferred Investment Solutions Corp. (incorporated by reference to Exhibit 10.2 to Form 8-K, file No. 333-08869, filed on September 28, 2007)

10.14

Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.15

Pledge Agreement dated April 30, 2010 by and between Registrant and Preferred Investment Solutions Corp. (incorporated by reference to Exhibit 10.14 to Form 8-K, file No. 333-08869, filed on May 3, 2010)

14.1

Kenmar Preferred Investments Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 13, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 13, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)