Form 10-Q
period 2010-09-30
KENMAR GLOBAL TRUST
filed 2010-11-12
CIK 1019561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-08869

KENMAR GLOBAL TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6429854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KENMAR GLOBAL TRUST

CONDENSED FINANCIAL STATEMENTS

September 30, 2010

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Equity in broker trading accounts:
Cash (See Note 1)	$1,768,596	$1,548,812
Unrealized gain on open futures contracts, net	323,138	72,225

Total equity in broker trading accounts	2,091,734	1,621,037
Cash and cash equivalents	1,744,310	2,454,265
Interest receivable, net	1,585	1,226
Note receivable, Managing Owner	585,193	585,193
Unrealized gain on open forward currency contracts, net	0	6,328

Total assets	$4,422,822	$4,668,049

LIABILITIES
Unrealized loss on open forward currency contracts, net	$20	$0
Accounts payable and other	108,388	98,659
Managing Owner brokerage commissions and other transaction fees payable	31,147	37,210
Redemptions payable	24,430	91,171

Total liabilities	163,985	227,040

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner – none and none Units outstanding at September 30, 2010 and December 31, 2009, respectively
Other Unitholders – 35,063.7709 and 36,868.1703 Units outstanding at September 30, 2010 and December 31, 2009, respectively	4,258,837	4,441,009

Total unitholders’ capital (Net Asset Value)	4,258,837	4,441,009

Total liabilities and unitholders’ capital	$4,422,822	$4,668,049

Net Asset Value per Other Unitholders Unit

September 30, 2010	December 31, 2009
$121.46	$120.46

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
OPEN LONG FUTURES CONTRACTS
Description

Commodities	0.74%	$31,312	0.38%	$16,964
Currency	0.76%	32,438	(0.38)%	(16,696)
Energy	0.13%	5,376	(0.07)%	(3,297)
Interest rates	0.89%	38,025	(0.86)%	(38,042)
Metals	3.33%	141,889	1.57%	69,632
Stock index	0.65%	27,846	0.84%	37,382
Other	(0.01)%	(314)	0.00%	0

Unrealized gain on open long futures contracts	6.49%	$276,572	1.48%	$65,943

OPEN SHORT FUTURES CONTRACTS
Description

Commodities	(0.02)%	$(817)	(0.09)%	$(3,894)
Currency	0.61%	26,072	0.87%	38,763
Energy	1.86%	79,267	0.00%	0
Interest rates	(0.01)%	(474)	0.27%	12,135
Metals	(1.34)%	(57,139)	(1.02)%	(45,602)
Stock index	(0.01)%	(343)	0.10%	4,350
Other	0.00%	0	0.01%	530

Unrealized gain on open short futures contracts	1.09%	$46,566	0.14%	$6,282

Unrealized gain on open futures contracts, net	7.58%	$323,138	1.62%	$72,225

OPEN FORWARD CURRENCY CONTRACTS

Description
Long forward currency contracts	0.00%	$(20)	(0.16)%	$(7,146)
Short forward currency contracts	0.00%	0	0.30%	13,474

Unrealized gain (loss) on open forward currency contracts, net	0.00%	$(20)	0.14%	$6,328

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INCOME (LOSS) FROM TRUST OPERATIONS
TRADING GAINS (LOSSES)
Realized	$45,216	$(247,315)	$247,148	$(252,868)
Change in unrealized	269,599	85,753	244,565	(73,961)
Brokerage commissions	(7,631)	(9,188)	(25,123)	(24,616)

Net gain (loss) from trading	307,184	(170,750)	466,590	(351,445)

NET INVESTMENT LOSS
INCOME
Interest income	4,980	4,545	15,037	14,895

EXPENSES
Managing Owner brokerage commissions	94,678	120,831	297,416	391,906
Operating expenses	49,991	60,642	153,481	159,380

Total expenses	144,669	181,473	450,897	551,286

Net investment loss	(139,689)	(176,928)	(435,860)	(536,391)

NET INCOME (LOSS) FROM TRUST OPERATIONS	167,495	(347,678)	30,730	(887,836)

NET LOSS ALLOCATED FROM KMP FUTURES FUND I LLC:
REVENUES
Realized	0	(3,155)	0	(15,088)
Change in unrealized	0	1,760	0	(8,259)
Interest income	0	1	0	37

Total losses	0	(1,394)	0	(23,310)

EXPENSES
Brokerage commissions and other transaction fees	0	29	0	279
Advisor profit shares	0	0	0	201
Management fees	0	429	0	4,592
Operating expenses	0	242	0	1,949

Total expenses	0	700	0	7,021

NET LOSS ALLOCATED FROM KMP FUTURES FUND I LLC	0	(2,094)	0	(30,331)

NET INCOME (LOSS)	$167,495	$(349,772)	$30,730	$(918,167)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDERS UNIT
Net income (loss) per weighted average
Unitholders Unit	$4.75	$(9.20)	$0.85	$(23.86)

Weighted average number of Unitholders Units outstanding	35,235	38,015	36,051	38,480

See accompanying notes.

KENMAR GLOBAL TRUST

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Total Number of Units	Unitholders’ Capital
		Managing Owner	Other Unitholders	Total

Nine Months Ended September 30, 2010

Balances at December 31, 2009	36,868.1703	$0	$4,441,009	$4,441,009
Redemptions	(1,804.3994)	0	(212,902)	(212,902)
Net income for the nine months ended September 30, 2010		0	30,730	30,730

Balances at September 30, 2010	35,063.7709	$0	$4,258,837	$4,258,837

Nine Months Ended September 30, 2009

Balances at December 31, 2008	39,218.9799	$64,598	$6,057,357	$6,121,955
Redemptions	(1,510.5630)	(60,418)	(154,001)	(214,419)
Net loss for the nine months ended September 30, 2009		(4,180)	(913,987)	(918,167)

Balances at September 30, 2009	37,708.4169	$0	$4,989,369	$4,989,369

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

Effective January 1, 2007, the Fund contributed a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Company”) and received a voting membership interest in the Company. The Company was formed to function as an aggregate trading vehicle and engages in the speculative trading of futures, forward and option contracts. Effective September 30, 2009, the Fund fully redeemed its membership interest from the Company (See Note 9).

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

As a registrant with the Securities and Exchange Commission (“SEC”), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an independent agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund and Company execute or executed transactions. Additionally, the Fund and Company are subject to the requirements of the Futures Commission Merchants and interbank market makers through which the Fund and Company trade or traded.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2010, the condensed statements of operations for the three months ended September 30, 2010 (“Third Quarter 2010”), and for the nine months ended September 30, 2010 (“Year-To-Date 2010”) and for the three months ended September 30, 2009 (“Third Quarter 2009”) and for the nine months ended September 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in unitholders’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the condensed statements of financial position of the Fund as of September 30, 2010 and the results of its operations for the Third Quarter 2010, Third Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and forward transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is offset when reflected in the condensed financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the condensed statements of operations, include exchange and other trading fees, and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding during the period, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

For the Third Quarter and Year-to-Date 2009, the Fund indirectly earned income or loss through its investment in the Company (See Note 5).

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

The Fund considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market values of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period obtained from third-party data providers such as Bloomberg and Interactive Data Corporation (Level 2). There are no Level 3 investments on September 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$323,138	$0	$0	$323,138

Liabilities:
Unrealized loss on open forward currency contracts, net	$0	$(20)	$0	$(20)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Unrealized gain on open futures contracts, net	$72,225	$0	$0	$72,225
Unrealized gain on open forward currency contracts, net	$0	$6,328	$0	$6,328

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Recent Accounting Pronouncements

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

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2010 and December 31, 2009, restricted cash totaled $714,879 and $493,598, respectively. The Fund receives interest on all cash balances held by the bank and clearing brokers at prevailing rates. In addition, the Fund was allocated its pro-rata share of interest from the Company for the Third Quarter 2009 and Year-to-Date 2009.

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

The Managing Owner is paid an incentive fee equal to 5% of “New Overall Appreciation” (which is defined in the Trust Agreement and excludes interest income) as of each fiscal year-end and upon redemption of Units. The Managing Owner earned no incentive fees during the Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009.

Note 3.	RELATED PARTIES

The Fund reimburses the Managing Owner for services it performs for the Fund, which include, but are not limited to: management, accounting, registrar, legal, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by the Fund for services performed by the Managing Owner for the Fund were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commissions	$94,678	$120,831	$297,416	$391,906
General and administrative	17,085	14,842	47,864	37,082

Total	$111,763	$135,673	$345,280	$428,988

Expenses payable to the Managing Owner and its affiliates (which are included in accounts payable and other and Managing Owner brokerage commissions and other transaction fees payable on the condensed statements of financial condition) as of September 30, 2010 and December 31, 2009 were $40,695 and $42,818, respectively.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

On September 24, 2007, the Fund and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Fund’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Fund and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Fund’s right, title and interest to the Fund’s deposits in an account (the “Account”) managed by Sentinel, including the Fund’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Fund’s deposit in the Account as reported to the Fund by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Fund was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Fund. The interest rate on the Note is the Wall Street Journal Prime Rate (3.25% at September 30, 2010) and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Fund a first priority interest in the Asset to secure payment of the Note.

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

Through September 30, 2008, the Managing Owner paid the Fund principal of $1,100,000 on the Note. No additional payments have been received from the Managing Owner through September 30, 2010, leaving $585,193 of note receivable from the Managing Owner which is reflected on the September 30, 2010 condensed statement of financial condition. Interest receivable from the Managing Owner on the Note as of September 30, 2010 was $1,585.

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

Effective April 30, 2010, the Managing Owner and the Fund agreed to modify the terms of the Note, such that fifty percent (50%) of the outstanding principal amount of the Note, along with all accrued and unpaid interest therein, shall be due and payable by the Managing Owner on December 31, 2010 and fifty percent (50%) of the outstanding principal amount of the Note, along with all accrued and unpaid interest therein, shall be due and payable by the Managing Owner on December 31, 2011(See Note 9).

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

No default has existed or currently exists on the note receivable from the Managing Owner. If a default existed, the note receivable from the Managing Owner in the amount of $585,193 would be offset by $24,279 of brokerage commissions payable to the Managing Owner as of September 30, 2010.

Note 4.	COMMODITY TRADING ADVISORS

The Fund has or had advisory agreements with various commodity trading advisors pursuant to which the Fund pays quarterly profit shares of 20% of Trading Profit (as defined in each respective advisory agreement). For the nine months ended September 30, 2010 and 2009, incentive fees earned by various commodity trading advisors totaled $0 and $201, respectively, of which $0 and $0 was payable at September 30, 2010 and 2009.

Note 5.	INVESTMENT IN THE COMPANY

Effective January 1, 2007, the Fund invested a portion of its assets in the Company. The Fund fully redeemed its assets from the Company as of September 30, 2009. The investment in the Company was subject to the Organization Agreement of the Company.

Summarized information for the Fund’s investment in the Company is as follows:

	Net Asset Value December 31, 2008	Loss*	Redemptions	Net Asset Value September 30, 2009
KMP Futures Fund I LLC	$638,493	$(30,331)	$(608,162)	$0

*	Earnings include $(8,259) for the nine months ended September 30, 2009, attributable to the change in unrealized losses.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of September 30, 2010 and December 31, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	September 30, 2010
Description	Assets	Liabilities	Net
Futures contracts	$431,410	$(108,272)	$323,138
Forward contracts	0	(20)	(20)

Total gross fair value of derivatives	$431,410	$(108,292)	$323,118

	December 31, 2009
Description	Assets	Liabilities	Net
Futures contracts	$202,245	$(130,020)	$72,225
Forward contracts	14,170	(7,842)	6,328

Total gross fair value of derivatives	$216,415	$(137,862)	$78,553

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009 is as follows:

	Trading Revenue Third Quarter 2010	Trading Revenue Third Quarter 2009*	Trading Revenue Year-to-Date 2010	Trading Revenue Year-to-Date 2009*
Type of Instrument
Commodities Contracts	$20,724	$(12,739)	$(39,126)	$(49,414)
Currencies Contracts	26,517	1,857	117,428	76,703
Energy Contracts	62,174	(206,344)	(6,455)	(227,937)
Equity Contracts	807	144	3,323	144
Interest Rate Contracts	107,445	(67,635)	485,426	(197,686)
Metals Contracts	71,625	10,139	88,747	(51,029)
Stock Indices Contracts	9,266	82,059	(150,693)	87,610
Other Contracts	(3,963)	1,095	(9,735)	(2,750)
Forward Currency Contracts	20,220	29,862	2,798	37,530

Total	$314,815	$(161,562)	$491,713	$(326,829)

Line item in Condensed Statements of Operations
Realized	$45,216	$(247,315)	$247,148	$(252,868)
Change in unrealized	269,599	85,753	244,565	(73,961)

Total	$314,815	$(161,562)	$491,713	$(326,829)

*	Excludes income from the Company.

For the Third Quarter and Year-to-Date 2010, the total number of closed futures contracts was approximately 952 and 3,544 respectively, and the average monthly notional value of forwards contracts closed was approximately $5,092,695 and $5,926,412, respectively.

For the Third Quarter and Year-to-Date 2009, the total number of closed futures contracts was approximately 1,228 and 3,410 respectively, and the average monthly notional value of forwards contracts closed was approximately $7,399,605 and $5,281,404, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and forward contracts closed and settled in cash during the Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009.

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

The amount at risk associated with counterparty non-performance of all of the Fund’s contracts is the net unrealized gain (loss) included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Fund’s contracts may result in greater loss than non-performance on all of the Fund’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

The Fund’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2010 and December 31, 2009, such segregated assets totaled $1,878,269 and $1,521,992, respectively. Part 30.7 of the CFTC regulations also requires the Fund’s futures commission merchant to secure assets of the Fund related to foreign futures trading which totaled $213,465 and $99,045 at September 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2010, all of the Fund’s open futures contracts mature within thirty-six months.

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for an Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$116.70	$141.46	$120.46	$156.10

Income (loss) from operations:(5)
Gain (loss) from trading(1)	8.94	(4.24)	13.79	(9.03)
Net investment loss(1), (6), (7)	(4.18)	(4.91)	(12.79)	(14.76)

Total income (loss) from operations	4.76	(9.15)	1.00	(23.79)

Net asset value per Unit at end of period	$121.46	$132.31	$121.46	$132.31

Total Return(2)	4.08%	(6.47)%	0.83%	(15.24)%

Supplemental Data

Ratios to average net asset value:(5)
Expenses prior to incentive fees(3)	14.74	14.83%	14.77	13.99%
Incentive fees(2), (6)	0.00%	0.00%	0.00%	0.00%

Total expenses	14.74%	14.83%	14.77%	13.99%

Net investment loss(3), (4)	(14.26)%	(14.48)%	(14.30)%	(13.63)%

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

(2)	Not annualized.
(3)	Annualized.
(4)	Represents interest income less total expenses (exclusive of incentive fees).
(5)	Includes the Fund’s proportionate share of income and expenses from KMP Futures Fund I LLC, for the periods ending September 30, 2009.
(6)	Incentive fees include advisor profit shares and Managing Owner incentive fees, if applicable.
(7)	Represents interest income less total expenses (inclusive of incentive fees).

KENMAR GLOBAL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENTS

From October 1, 2010 through November 12, 2010, there were redemptions of $13,223.

On October 29, 2010, the Managing Owner completed payment of all amounts owed by it to the Fund pursuant to the Note dated September 24, 2007 and effective as of August 10, 2007, as amended on February 23, 2009 and April 30, 2010.

Effective November 30, 2010, the Fund will terminate its managed account with Transtrend and will contribute all of its assets into the Company, for which Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, and Graham Capital Management, L.P. (“Graham”), pursuant to its K4D-15V Program, will serve as the trading advisors.

SECTION II

KMP FUTURES FUND I LLC

CONDENSED FINANCIAL STATEMENTS

September 30, 2010

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$32,595,469	$23,723,816
Interest receivable		54
Commodity options owned, at fair value (premiums paid $145 and $300 at September 30, 2010 and December 31, 2009, respectively)	70	60
Net unrealized gain on open forward contracts	263,865	0
Net unrealized gain on open futures contracts	973,926	105,410

Total assets	$33,833,330	$23,829,340

LIABILITIES
Commodity options written, at fair value (premiums received $280 and $600 at September 30, 2010 and December 31, 2009, respectively)	$155	$120
Accrued expenses payable	142,965	135,558
Management fees payable	56,267	39,943
Redemptions payable (Includes $11,861,650 and $23,047,803 at September 30, 2010 and December 31, 2009 to be converted to individual memberships)	12,135,398	23,653,719

Total liabilities	12,334,785	23,829,340

MEMBERS’ CAPITAL (Net Asset Value)	21,498,545	0

Total liabilities and members’ capital	$33,833,330	$23,829,340

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital*	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	1.55%	$521,637	0.54%	$127,366
Currencies	0.87%	290,326	(0.36)%	(85,037)
Energies	0.65%	216,347	0.00%	0
Interest rates	1.10%	369,860	0.01%	1,441
Stock indices	(0.11)%	(38,136)	0.50%	119,001

Net unrealized gain on futures contracts purchased	4.06%	1,360,034	0.69%	162,771

Futures contracts sold:
Commodities	(0.31)%	(104,069)	(0.23)%	(53,262)
Currencies	(0.18)%	(59,120)	(0.02)%	(4,080)
Energies	(0.66)%	(222,522)	0.00%	0
Interest rates	0.00%	(678)	0.00%	1,120
Stock indices	0.00%	281	0.00%	(1,139)

Net unrealized loss on futures contracts sold	(1.15)%	(386,108)	(0.25)%	(57,361)

Net unrealized gain on open futures contracts	2.91%	$973,926	0.44%	$105,410

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	1.23%	$411,706	0.00%	$0

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.44)%	(147,841)	0.00%	0

Net unrealized gain on forward contracts	0.79%	$263,865	0.00%	$0

	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital*	Fair Value
Purchased Options on Futures Contracts:
Fair value of options purchased	0.00%	$70	0.00%	$60

Commodity options owned, at fair value (premiums paid $145 and $300 at September 30, 2010 and December 31, 2009, respectively)	0.00%	$70	0.00%	$60

Written Options on Futures Contracts:
Fair value of options written	0.00%	$(155)	0.00%	$(120)

Commodity options written, at fair value (premiums received $280 and $600 at September 30, 2010 and December 31, 2009, respectively)	0.00%	$(155)	0.00%	$(120)

*	Includes redemptions payable at September 30, 2010 and December 31, 2009.

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Realized	$147,630	$(298,788)	$1,679,542	$(2,338,026)
Change in unrealized	971,525	718,100	1,132,191	548,976
Interest income	4,408	247	8,038	1,343

Total revenues (losses)	1,123,563	419,559	2,819,771	(1,787,707)

EXPENSES
Brokerage commissions fees	22,922	9,690	40,925	26,197
Management fees	322,793	0	994,843	0
Trading Advisor management fees	168,062	132,821	394,110	366,619
Incentive fees	0	0	0	593
Operating expenses	87,675	86,303	294,967	174,604

Total expenses	601,452	228,814	1,724,845	568,013

General and administrative expenses refunded to the Managing Owner and affiliates	57,279	0	0	0

Net expenses	658,731	228,814	1,724,845	568,013

NET INCOME (LOSS)	$464,832	$190,745	$1,094,926	$(2,355,720)

See accompanying notes.

KMP FUTURES FUND I LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Individuals’ Capital	Series E	Total
Nine months ended September 30, 2010

Members’ capital at December 31, 2009	$0	$0	$0

Additions	23,047,803	12,170,845	35,218,648

Redemptions	(2,335,465)	(12,479,564)	(14,815,029)

Net income for the nine months ended September 30, 2010	786,207	308,719	1,094,926

Members’ capital at September 30, 2010	$21,498,545	$0	$21,498,545

	Members’ Capital
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Nine months ended September 30, 2009

Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411

Additions	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	(1,642,785)	(608,162)	(739,578)	(1,107,422)	(3,738,809)	(7,836,756)

Net loss for the nine months ended September 30, 2009	(850,419)	(30,331)	(285,574)	(311,847)	(877,549)	(2,355,720)

Balances at September 30, 2009	$9,068,696	$0	$2,903,866	$3,467,731	$9,578,642	$25,018,935

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

As of January 1, 2009, the Company consisted of three members: Diversified Futures Trust I (“Member DFT I”) Futures Strategic Trust (“Member FST”), and Kenmar Global Trust (“Member KGT”). On April 1, 2009 World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) received a voting membership interest in the Company. Member DFT I, Member FST, Member KGT, Member Series D, Member Series F, are collectively (the “Members”). Effective September 30, 2009, Member KGT fully redeemed from the Company.

On November 2, 2009, pursuant to each Member’s Trust Agreement, the managing owner of the Members determined to dissolve the Members effective close of business on December 31, 2009. Kenmar Preferred also converted the Company from an aggregated trading vehicle to a direct investment vehicle and filed with the Securities Exchange Commission (“SEC”) to register the Company. Investors in the Members who elected not to redeem their Interest at December 31, 2009 received a pro rata distribution of their Interest in the Company on December 31, 2009 and replaced it with a direct ownership Interest in the Company beginning January 1, 2010. Each Member filed with the SEC on January 5, 2010 to de-register its Interests under Section 12(g) of the Securities Exchange Act of 1934. The Members were no longer subject to the reporting requirements of the SEC and Commodity Futures Trading Commission (“CFTC”) upon their dissolution on December 31, 2009.

On July 1, 2010, World Monitor Trust II Series E (“Series E”) contributed all of its assets into the Company and received a voting membership interest. On July 30, 2010, pursuant to Section 13.1(h) of the Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Series E, determined to dissolve Series E effective as of the close of business on September 30, 2010 (date of termination). Investors in Series E who elect not to redeem as of September 30, 2010 (date of termination) will receive a pro rata distribution of their interest in Series E on September 30, 2010 and replace it with a direct ownership interest in the Company on October 1, 2010.

Effective November 12, 2009, the Company became a reporting company pursuant to the Securities Exchange Act of 1934. Moreover, as a commodity pool, the Company became subject to the record keeping and reporting requirements of the CFTC and the National Futures Association (“NFA”).

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

B.	The Trading Advisors

The Company operates under an advisory agreement with Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program. Beginning July 1, 2010 the Company entered into a second Trading Advisor Agreement with Graham Capital Management, L.P. (“Graham”), pursuant to its K4D-15V Program (collectively with Winton and Graham, the “Trading Advisors”). Beginning July 1, 2010, the Company allocated approximately one-half of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”) with such allocations to be re-balanced quarterly.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2010, the condensed statements of operations for the three months ended September 30, 2010 (“Third Quarter 2010”), and for the nine months ended September 30, 2010 (“Year-To-Date 2010”) and for the three months ended September 30, 2009 (“Third Quarter 2009”) and for the nine months ended September 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in members’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Member, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2010 and the results of its operations for the Third Quarter 2010, Third Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties.

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

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to Kenmar Preferred, its Trading Advisor’s and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The market value of option (non-exchange traded) (Level 2) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 4:00 P.M. (EST) on the last business day of the reporting period from its independent third-party data provider, Super Derivates. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. When the Company writes an option, an amount equal to the premium received by the Company is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written.

There are no Level 3 investments on September 30, 2010 or December 31, 2009.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$973,926	$0	$0	$973,926
Net unrealized gain on open forward contracts	$0	$263,865	$0	$263,865
Commodity options owned, at fair value	$0	$70	$0	$70

Liabilities:
Commodity options written, at fair value	$0	$(155)	$0	$(155)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$105,410	$0	$0	$105,410
Commodity options owned, at fair value	$0	$60	$0	$60

Liabilities:
Commodity options written, at fair value	$0	$(120)	$0	$(120)

B.	Recent Accounting Pronouncements

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

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2010 and December 31, 2009, restricted cash totaled $3,673,422 and $1,628,359, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

Interest income is recorded on an accrual basis.

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

Operating expenses of the Company are paid for by the Company, subject to an expense cap of 1.5% of the Company’s Net Asset Value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

B.	Management and Incentive Fees

The Company pays Winton and Graham monthly management fees at an annual rate of 2% and 2% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, the Company pays Winton and Graham an incentive fee accrued monthly and paid quarterly of 20% and 22%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. No incentive fees were earned during Third Quarter 2010, Third Quarter 2009 and Year-To-Date 2010. Incentive fees of $593 were earned during Year-To-Date 2009 (See Note 9).

Effective January 1, 2010, the Company’s management fees to Kenmar Preferred (previously administrative services fees paid to the Members) and expense cap are both calculated on the Net Assets of the Company at rates of 6.00% and 1.50% per annum, respectively, with the fee being waived for Series E from July 1 to September 30, 2010. Investors continue to be able to redeem their capital on a monthly basis with the proper redemption notification.

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

Note 4.	RELATED PARTIES

The Company reimburses Kenmar Preferred for services it performs for the Company, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by the Company for services performed by Kenmar Preferred for the Company were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Management	$322,793	$0	$994,843	$0
General and administrative (operating expense)	30,090	25,847	88,758	42,927

Total	352,883	25,847	1,083,601	42,927

General and administrative expenses refunded to the Managing Member and its affiliates	57,279	0	0	0

Total	$410,162	$25,847	$1,083,601	$42,927

Expenses payable to Kenmar Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2010 and December 31, 2009 were $33,101 and $28,601, respectively.

Note 5.	DEPOSITS WITH COMMODITY BROKER, PRIME BROKER AND BANK

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

The fair value of the Company’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of September 30, 2010 and December 31, 2009 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	September 30, 2010
Description	Assets	Liabilities	Net
Futures contracts	$1,754,532	$(780,606)	$973,926
Forward Contracts	1,141,704	(877,839)	263,865
Option Contracts	70	(155)	(85)

Total gross fair value of derivatives	$2,896,306	$(1,658,600)	$1,237,706

	December 31, 2009
Description	Assets	Liabilities	Net
Futures contracts	$445,592	$(340,182)	$105,410
Option Contracts	60	(120)	(60)

Total gross fair value of derivatives	$445,652	$(340,302)	$105,350

The trading revenue of the Company’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2010 and 2009 and Year-To-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2010	Third Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$57,960	$(33,666)	$10,447	$(475,133)
Currencies Contracts	33,963	392,924	806,349	(179,824)
Interest Rate Contracts	1,232,530	474,744	2,715,920	(365,674)
Stock Indices Contracts	(441,053)	(416,824)	(958,823)	(771,190)
Purchased Options on Futures Contracts	(1,310)	(2,058)	(3,630)	(2,558)
Written Options on Futures Contracts	2,730	4,192	7,135	5,330
Forward Currency Contracts	234,335	0	234,335	0

Total	$1,119,155	$419,312	$2,811,733	$(1,789,049)

Line item in Condensed Statements of Operations
Realized	$147,630	$(298,788)	$1,679,542	$(2,338,026)
Change in unrealized	971,525	718,100	1,132,191	(548,977)

Total	$1,119,155	$419,312	$2,811,733	$(1,789,049)

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the Third Quarter and Year-to-Date 2010, the total number of closed futures contracts was approximately 7,105 and 10,284, and the total number of closed option contracts was approximately 6 and 28, and the average monthly notional value of forwards contracts closed was approximately $286,724,221 and $95,574,740, respectively.

For the Third Quarter and Year-to-Date 2009, the total number of closed futures contracts was approximately 1,570 and 4,201 respectively, and the total number of closed option contracts was approximately 6 and 8, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during the Third Quarter 2010 and 2009 and Year to Date 2010 and 2009.

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

Kenmar Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisors to abide by various trading limitations and policies. Kenmar Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

Additionally, pursuant to the Advisory Agreement among the Company, Kenmar Preferred and the Trading Advisors, the Company shall automatically terminate the Trading Agreement, if the Net Asset Value allocated to the Trading Advisors declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in Net Asset Value is after giving effect for distributions, subscriptions and redemptions.

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2010 and December 31, 2009, such segregated assets totaled $6,848,182 and $19,213,546, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $2,459 and $163,718 at September 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2010, all open futures contracts mature within forty-five months.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the condensed financial statements.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Individual	Series E(5)	Individual	Series E(5)
Total Return:(1), (4)
Total return before incentive fees	0.78%	2.57%	3.65%	2.57%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	0.78%	2.57%	3.65%	2.57%

Ratios to average net asset value:
Expenses prior to incentive fee(2)	10.40%	3.32%	9.83%	3.32%
Incentive fees(1)	0.00%	0.00%	0.00%	0.00%

Total expenses and incentive fee	10.40%	3.32%	9.83%	3.32%

Net investment loss(2), (3)	(10.35)%	(3.27)%	(9.79)%	(3.27)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Series E contributed its net assets to the Company effective July 1, 2010.

KMP FUTURES FUND I LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2009 (Unaudited)					Nine Months Ended September 30, 2009 (Unaudited)
	Member DFT I	Member KGT(6)	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT(6)	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1), (4)
Total return before incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.78)%	(7.78)%	(7.78)%	(6.27)%	(6.27)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	0.85%	0.85%	0.85%	0.85%	0.85%	(7.77)%	(7.77)%	(7.77)%	(6.27)%	(6.27)%

Ratios to average net asset values:
Expenses prior to incentive fee(2)	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.27%	3.13%	3.18%	3.18%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%	0.01%	0.00%	0.00%

Total expenses and incentive fee	3.51%	4.10%	3.53%	3.53%	3.54%	3.12%	3.34%	3.14%	3.18%	3.18%

Net investment loss(2), (3)	(3.51)%	(4.09)%	(3.52)%	(3.52)%	(3.54)%	(3.11)%	(3.26)%	(3.12)%	(3.18)%	(3.18)%

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

From October 1, 2010 through November 12, 2010, there were subscriptions, inclusive of the direct ownership interest of Series E’s interestholders, and redemptions of $11,861,650 and $259,160, respectively.

Effective October 1, 2010 the Company entered into an amendment to change the management and incentive fee charged to its trading advisors. The Company will pay Graham and Winton monthly management fees at the annual rate of 2.0% and 1.5% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010 the Company will pay Graham and Winton an incentive fee accrued monthly and paid quarterly of 20% and 20% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements.

The Managing Member has determined that it is in the best interest of the Company to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, or (iii) corporate bonds or notes.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2010 (“Third Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of Kenmar Global Trust (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

On September 24, 2007, the Registrant and the Managing Owner entered into a Purchase Agreement (the “Purchase Agreement”), effective as of August 10, 2007, whereby the Managing Owner acquired all the Registrant’s rights, title and interest to the Investment Advisory Agreement (“Advisory Agreement”) dated February 11, 2004, by and between the Registrant and Sentinel Management Group, Inc. (“Sentinel”), an SEC-registered investment adviser and a CFTC-registered futures commission merchant, and to the Registrant’s right, title and interest to the Registrant’s deposits in an account (the “Account”) managed by Sentinel, including the Registrant’s rights to the funds in the Account, including all claims related thereto against Sentinel (the “Asset”). The purchase price for the Asset was $1,685,193 (the “Purchase Price”), which represented the recorded value of the Registrant’s deposit in the Account as reported to the Registrant by Sentinel at the close of business on August 10, 2007, the business day immediately preceding the day on which withdrawals from the Account were suspended by Sentinel. The payment of the Purchase Price by the Managing Owner to the Registrant was paid by a secured Demand Promissory Note (the “Note”) made by the Managing Owner in favor of the Registrant. The interest rate on the Note is the Wall Street Journal Prime Rate 3.25% at September 30, 2010 and resets monthly. Interest is payable monthly no later than the first business day of the subsequent month. The Note was secured by a Security Agreement whereby the Managing Owner granted the Registrant a first priority interest in the Asset to secure payment of the Note.

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

In addition, Registrant and Kenmar Preferred entered into a Pledge Agreement dated April 30, 2010 whereby Kenmar Preferred pledged to Registrant, and granted Registrant a continuing security interest in, all right, title, claim and interest of the Kenmar Preferred in and to (a) the management fee payable by World Monitor Trust III - Series J to Kenmar Preferred pursuant to Section 4.9 of the Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust III - Series J, dated March 31, 2010 (the “WMT-III Management Fee”) and (b) all rights, powers and privileges of Kenmar Preferred under or with respect to the WMT-III Management Fee.

Through September 30, 2010, the Managing Owner paid the Registrant principal of $1,100,000 on the Note, leaving $585,193 of note receivable from the Managing Owner which is reflected on the Registrant’s September 30, 2010 statement of financial condition. Interest receivable from the Managing Owner on the Note as of September 30, 2010 was $1,585.

On October 29, 2010, the Managing Owner completed payment of all amounts owed by it to the Registrant pursuant to the Note dated September 24, 2007 and effective as of August 10, 2007, as amended on February 23, 2009 and April 30, 2010.

The Trading Advisor and the Trading Vehicle

Through Third Quarter 2010, Registrant’s net assets were managed by Transtrend, B.V. (“Transtrend”).

Pursuant to an advisory agreement (the “Transtrend Advisory Agreement”) among Registrant, the Managing Owner and Transtrend, Registrant’s net assets are managed by Transtrend pursuant to its Diversified Trend Program.

Effective January 1, 2007, Registrant became a member of and allocated a portion of its net assets to KMP Futures Fund I LLC (formerly known as WCM Pool LLC) (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle and became party to the Trading Vehicle’s Organization Agreement. The Trading Vehicle was formed to function as an aggregate trading vehicle for its Members. Kenmar Preferred has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forward and option contracts. The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. Effective September 30, 2009, Registrant fully redeemed from the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of Registrant’s financial statements, and should be read in conjunction with Registrant’s financial statements.

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

Effective November 30, 2010, the Registrant will terminate its managed account with Transtrend and will contribute all of its assets into the Trading Vehicle, for which Winton, pursuant to its Diversified Program, and Graham Capital Management, L.P. (“Graham”), pursuant to its K4D-15V Program, will serve as the trading advisors.

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

The valuation of Registrant’s investments is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from independent third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. (EST) on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains (losses) at September 30, 2010, $323,138 or 100.01% are classified as Level 1 and $(20) or (0.01)% as Level 2. $72,225 or 91.94% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,328 or 8.06% as Level 2. There are no Level 3 investments at September 30, 2010 or December 31, 2009.

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

Subscriptions and Redemptions

Third Quarter 2010

Subscriptions of Limited Interests and General Interests for the Third Quarter 2010 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2010 were $33,575 and $0, respectively.

Third Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended September 30, 2009 (“Third Quarter 2009”) were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2009 were $93,384 and $0, respectively.

Liquidity

At September 30, 2010, 100% of Registrant’s net investable assets were allocated to commodities trading. A significant portion of Registrant’s net assets is held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Third Quarter 2010 and Third Quarter 2009:

Third Quarter 2010

The third quarter of 2010 was a roller coaster ride in the financial markets, with two months of powerful rallies sandwiching a month of risk aversion. While economic data published during the quarter showed a softening U.S. economy, it took a backseat to policymakers’ actions. Widespread expectations of another round of quantitative easing (“QE”) by the Federal Reserve (“Fed”) spurred hopes of reflation in asset prices. Moreover, the European Central Bank’s (“ECB”) success in containing the financial market fallout of the sovereign debt problem as well as keeping the banking system liquid and stable helped resuscitate confidence in the euro and the Eurozone economy. In that context, better-than-expected data out of Europe and especially robust growth in Germany buoyed financial markets even though problems in the troubled members of the Eurozone festered. U.S. Gross Domestic Product growth decelerated further in the second quarter to a 1.7% annual rate. The tone of economic data during the third quarter was mixed. Business spending was firm and consumer spending stabilized after weakening in the second quarter, housing dipped to new lows, with home sales reflecting the expiration of the Obama administration tax credits. Meanwhile, the U.S. labor markets remained disappointing throughout the third quarter and many market participants are predicting that the U.S. will enter into another recession over the next few quarters.

Despite the powerful rally in risk assets during the third quarter and the lack of flight to safety demand, U.S. Treasury bonds had another solid rally. The 10-year yield ended the quarter lower. While yields backed up a little in early September, the widespread expectations of QE lead to a smart rally in the second half of September. The Fed, the ECB, the Bank of England and the Bank of Japan all kept key rates unchanged throughout the quarter.

Increased confidence in the euro, the widespread rally in risk assets and the anticipation of the Fed’s second wave of QE all triggered a halt to the U.S. dollar rally that began in November 2009. The U.S. Dollar Index dropped 8.5%. Among the major currencies, the euro rose 10.7% and was the largest gainer against the dollar. The Swiss franc increased by 9.0%, and breached parity for the first time since early 2008. The British pound experienced more modest gains, appreciating by more than 5.3% to cap the quarter. Surprisingly, despite the risk-on environment, the Japanese yen remained strong increasing by 5.6% against the greenback and reached levels not seen since 1995. The Australian dollar surged 13.7% on the back of the commodity rally, robust economic data and surging exports to Asia. The Canadian dollar gained 2.9%.

Global equities rallied smartly in the third quarter. In the U.S., earnings continued to beat expectations. The gains were broad-based across the sectors, with technology leading the charge and financials lagging. The Dow Jones Industrial Average, S&P 500 and Nasdaq gained approximately 10.4%, 12.3% and 10.7%, respectively for the quarter. European equities snapped back even more powerfully, as the STOXX 600, a broad measure of European equities, surged approximately 18.9%, in dollar terms. The CAC, FTSE and DAX closed the quarter with gains of approximately 7.9%, 12.7% and 4.4% respectively. Pacific Rim markets posted mixed results during the quarter. Japan failed to participate in the global rally as the Nikkei edged down 0.1%. However, the Hang Seng rose 11.1% and the Korean Kospi gained 10.3%. The Australian All Ordinaries Index posted a 7.2% increase.

Commodities had a robust quarter, not surprising given the broad-based risk-aversion. Among the major commodities, only natural gas and cocoa declined during the quarter, while many commodities registered solid double-digit gains. Crude oil rose 6.9% and was one of the laggards in the commodity space, as the Organization for Economic Co-Operation and Development (“OECD”) demand continued to be soft. Natural gas plunged 22.5%, handily wiping out the previous quarter’s gain due to an oversupplied market. Heating oil ended the quarter with an approximate 13.6% gain, and reformulated gasoline rose a modest 3.2%.

Gold continued its steady climb, rising 8.3% to a record high. The growing fears of global competitive currency devaluation fueled the yellow metal rally. Silver soared by 22.7% as the engines of industrial and investment demand fired on all cylinders throughout the quarter. Base metals recorded large increases as well. Copper, aluminum and nickel ended the quarter with gains of 26.7%, 21.5% and 23.2%, respectively.

Price increases in agricultural commodities were the strongest in the commodity sector during the quarter. Sugar posted the largest gain with a 55.4% surge. Wheat surged on bad harvests and export clampdowns in Russia. The other grains and cotton were also strong performers during the quarter. Cotton soared as the world’s textile mills, nervous about a global shortage of cotton, propelled prices of the fiber to their highest levels in 15-years.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of September 30, 2010 and September 30, 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the quarters ended September 30, 2010 and 2009.

Third Quarter 2010

As of September 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	21.74%

Energies	11.23%

Grains	3.99%

Interest Rates	13.51%

Meats	1.17%

Metals	8.73%

Indices	36.42%

Tropicals	3.21%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Third Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian, US and New Zealand dollars, Columbian peso, South African rand and Japanese yen. Losses were incurred in the euro, Swiss franc and Mexican peso.

Energies: (+) Registrant experienced gains in natural gas. Losses were incurred in Brent crude, crude, reformulated gasoline, gas oil and heating oil.

Grains: (+) Registrant experienced a majority of its gains in cotton, soybeans and rapeseed. Losses were incurred in bean oil and wheat.

Indices: (+) Registrant experienced gains in the Kospi, Taiwan Taiex, Nasdaq and the MSCI Emerging Markets Index. Losses were incurred in the DJ STOXX, Vix Index, CAC and the Nikkei.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes, German bund, Eurodollar and 3-month short sterling. Losses were incurred in the Liffe and the 10-year and 3-year Australian Bonds and Bills.

Meats: (-) Registrant sector experienced gains in live cattle. Losses were incurred in live hogs and feeder cattle.

Metals: (+) Registrant experienced gains in gold, copper, nickel, tin and silver. Losses were incurred in aluminum and lead.

Softs: (+) Registrant experienced gains in sugar. Losses were incurred in coffee, timber and citrus.

Third Quarter 2009

As of September 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	47.04%

Energies	5.30%

Grains	9.68%

Interest Rates	19.19%

Meats	1.38%

Metals	6.41%

Indices	10.00%

Tropicals	1.00%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Third Quarter 2009 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian and New Zealand dollars and euro. The majority of losses were seen in the British pound, Canadian dollar and Japanese yen.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in reformulated gasoline, heating oil, crude oil and Brent crude.

Grains: (+) Registrant experienced gains in wheat, corn and cotton. Losses were incurred in soybeans.

Indices: (-) Registrant experienced gains is the Taiwanese Index, Nasdaq and Hang Seng. Losses were incurred in the DAX, DJ STOXX, London FTSE, CAC and the S&P 500.

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor Liffe, German Bund and Bobl, Eurodollar, Japanese Government Bonds, 3-month short sterling and US Treasuries. Losses were incurred in Australian Bonds and Bank Bills.

Meats: (+) Registrant experienced gains in live hogs and live and feeder cattle.

Metals: (+) Registrant experienced gains in gold, copper and silver. Losses were incurred in nickel, zinc and aluminum.

Softs: (-) Registrant experienced gains in coffee. Losses were incurred in cocoa and sugar.

Results of Operations

Third Quarter 2010

The Net Asset Value per Interest as of September 30, 2010 was $121.46, an increase of $4.76 from the June 30, 2010 Net Asset Value per Interest of $116.70. Registrant’s average net asset level during the Third Quarter 2010 was approximately $4,134,000. Registrant’s average net assets decreased during the Third Quarter 2010 in comparison to the Third Quarter 2009 by approximately $1,028,000 primarily due to the effect of redemptions.

Registrant’s performance for the Third Quarter 2010 was 4.08%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions for the Third Quarter 2010 were approximately $315,000.

Commissions and other transaction fees for the Third Quarter 2010 were approximately $102,000, a decrease of approximately $28,000 as compared to the Third Quarter 2009, primarily due to reduced average net asset levels discussed above.

Management fees allocated from the Trading Vehicle for the Third Quarter 2010 were $0, a change of $429 as compared to the Third Quarter 2009, due to Registrant’s full redemption from the Trading Vehicle on September 30, 2009.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the Third Quarter 2010 were $0.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the Third Quarter 2010 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the Third Quarter 2010 were approximately $50,000.

Third Quarter 2009

The Net Asset Value per Interest as of September 30, 2009 was $132.31, a decrease of $9.15 from the June 30, 2009 Net Asset Value per Interest of $141.46. Registrant’s average net asset level during the Third Quarter 2009 was approximately $5,162,000. Registrant’s average net assets decreased during the Third Quarter 2009 in comparison to the quarter ended September 30, 2008 (“Third Quarter 2008”) by approximately $402,000 primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for the Third Quarter 2009 was (6.47)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of redemptions and includes the percentage impact of trading gains(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions for the Third Quarter 2009 were approximately ($163,000).

Commissions and other transaction fees for the Third Quarter 2009 were approximately $130,000, a decrease of approximately $3,000 as compared to the Third Quarter 2008, primarily due to reduced average net asset levels discussed above.

Management fees allocated from the Trading Vehicle for the Third Quarter 2009 were approximately $0, a decrease of approximately $6,000 as compared to the Third Quarter 2008, primarily due to Registrant’s full redemption from the Trading Vehicle on September 30, 2009.

Pursuant to the Trading Advisory Agreements, Registrant pays quarterly profit shares of 20% of Trading Profit (as defined in each respective Trading Advisory Agreement). Trading Advisor profit shares for the Third Quarter 2009 were $0.

Pursuant to the Declaration of Trust and Trust Agreement, Registrant pays an incentive fee to the Managing Owner equal to 5% of New Overall Appreciation (as defined) as of each fiscal year end and upon redemption of Interests. Managing Owner incentive fees for the Third Quarter 2009 were $0.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. Operating expenses for the Third Quarter 2009 were approximately $61,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2010.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of September 30, 2010. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of September 30, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Certificate of Formation of the Registrant. (Incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.2	Declaration of Trust and Trust Agreement of the Registrant (incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

3.3

Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated as of December 1, 2008 (incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 2009)

4.5	Form of the Privacy Notices of the Managing Owner dated July 2009 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K for the year ended December 31, 2009)

10.1	Form of Advisory Agreement (incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.2	Form of Customer Agreement between the Trust and the Commodity Brokers (incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.3	Form of Escrow Agreement (incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

10.4	Subscription Agreement and Power of Attorney (incorporated by reference to the Trust’s Registration Statement on Form S-1, Registration No. 333-8869, dated July 25, 1996).

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

KENMAR GLOBAL TRUST

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: November 12, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 12, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)